Form 10-Q
period 2023-09-30
Turnstone Biologics Corp.
filed 2023-11-13
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s common stock issued and outstanding as of November 9, 2023, was 23,093,075.

Turnstone Biologics Corp.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (unaudited)	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	40

Item 1A	Risk Factors	40

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	97

Item 3	Defaults Upon Senior Securities	97

Item 4	Mine Safety Disclosures	97

Item 5	Other Information	97

Item 6	Exhibits	98

	Signature	99

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Turnstone Biologics Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,776	$34,731
Restricted cash	116	382
Short-term investments	70,329	47,330
Accounts receivable - collaboration agreement	217	8,728
Prepaid expenses	6,755	5,081
Other current assets	2,642	1,749
Total current assets	118,835	98,001
Other assets, noncurrent	1,203	2,582
Operating lease right of use assets	3,216	4,631
Property and equipment, net	8,058	9,724
Total assets	$131,312	$114,938
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,383	$3,435
Accrued expenses and other current liabilities	8,707	14,287
Operating lease liability, current	1,991	1,961
Deferred revenue, current	—	15,144
Total current liabilities	13,081	34,827
Deferred revenue, noncurrent	—	4,162
Operating lease liability, noncurrent	1,688	3,205
Other liabilities, noncurrent	2,644	2,267
Total liabilities	17,413	44,461
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.001 par value; authorized, issued and outstanding shares - 0 and 11,250,000 at September 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and 8,643 at September 30, 2023 and December 31, 2022, respectively	—	8,643
Series B-1 redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 16,285,156 at September 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and $12,611 at September 30, 2023 and December 31, 2022, respectively	—	12,611
Series B-2 redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 25,065,538 at September 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and $28,860 at September 30, 2023 and December 31, 2022, respectively	—	28,860
Series C redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 17,905,288 at September 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and $42,100 at September 30, 2023 and December 31, 2022, respectively	—	42,100
Series D redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 29,285,356 at September 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and $80,000 at September 30, 2023 and December 31, 2022, respectively	—	79,730
Total redeemable convertible preferred stock	—	171,944
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 490,000,000 and 147,892,358 shares authorized, 23,093,075 and 2,915,757 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	23	3
Additional paid-in capital	274,425	20,501
Accumulated other comprehensive loss	(241)	(413)
Accumulated deficit	(160,308)	(121,558)
Total stockholders’ equity (deficit)	113,899	(101,467)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$131,312	$114,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$10,220	$19,306	$62,853
Operating expenses:
Research and development	14,172	21,251	47,033	66,489
General and administrative	4,758	5,240	13,449	13,870
Total operating expenses	18,930	26,491	60,482	80,359
Loss from operations	(18,930)	(16,271)	(41,176)	(17,506)
Other income (expense), net	1,578	200	2,305	465
Net loss before income taxes	(17,352)	(16,071)	(38,871)	(17,041)
Benefit (provision) for income taxes	33	(80)	121	(126)
Net loss	$(17,319)	$(16,151)	$(38,750)	$(17,167)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	(8)	(65)	172	(240)
Total comprehensive loss	$(17,327)	$(16,216)	$(38,578)	$(17,407)
Net loss	$(17,319)	$(16,151)	$(38,750)	$(17,167)
Less: accretion of preferred stock to redemption value	$—	$(57)	$(39)	$(171)
Net loss attributable to common stockholders, basic and diluted	$(17,319)	$(16,208)	$(38,789)	$(17,338)
Weighted-average shares of common stock outstanding, basic and diluted	17,397,845	2,633,588	7,730,694	2,424,107
Net loss per share attributable to common stockholders, basic and diluted	$(1.00)	$(6.15)	$(5.02)	$(7.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2021	11,250,000	$8,582	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,048	29,285,356	$79,653	2,550,478	$3	$9,115	$(245)	$(90,724)	$(81,851)
Accretion of redeemable convertible preferred stock issuance costs		$21						$17		$19			$(57)			$(57)
Exercise of stock options											1,064		$10			$10
Stock-based compensation expense													$962			$962
Unrealized loss on available- for-sale debt securities														$(94)		$(94)
Net loss															$(12,616)	$(12,616)
Balance at March 31, 2022	11,250,000	$8,603	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,065	29,285,356	$79,672	2,551,542	$3	$10,030	$(339)	$(103,340)	$(93,646)
Accretion of redeemable convertible preferred stock issuance costs		$20						$17		$20			$(57)			$(57)
Issuance of common stock upon Myst milestone achievement													$5,000			$5,000
Stock-based compensation expense													$1,046			$1,046
Moffitt performance based common stock award											91,721		$1,026			$1,026
Exercise of stock options											59,507		$140			$140
Unrealized loss on available- for-sale debt securities														$(81)		$(81)
Net Income															$11,600	$11,600
Balance at June 30, 2022	11,250,000	$8,623	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,082	29,285,356	$79,692	2,702,770	$3	$17,185	$(420)	$(91,740)	$(74,972)
Accretion of redeemable convertible preferred stock issuance costs		$20						$17		$20			$(57)			$(57)
Issuance of common stock upon Myst milestone achievement											212,203					$0
Stock-based compensation expense													$1,189			$1,189
Exercise of stock options											250	$—	$2			$2
Unrealized loss on available- for-sale debt securities														$(65)		$(65)
Net loss															$(16,151)	$(16,151)
Balance at September 30, 2022	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,099	29,285,356	$79,712	2,915,223	$3	$18,319	$(485)	$(107,891)	$(90,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2022	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,730	2,915,757	$3	$20,501	$(413)	$(121,558)	$(101,467)
Moffitt performance based common stock award											91,721					$—
Accretion of redeemable convertible preferred stock issuance costs										$20			$(20)			$(20)
Exercise of stock options											20,658		$83			$83
Stock-based compensation expense													$992			$992
Unrealized gain on available- for-sale debt securities														$121		$121
Net income															$68	$68
Balance at March 31, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,750	3,028,136	$3	$21,556	$(292)	$(121,490)	$(100,223)
Accretion of redeemable convertible preferred stock issuance costs										$19			$(19)			$(19)
Exercise of stock options											1,122		$3			$3
Stock-based compensation expense													$1,074			$1,074
Unrealized gain on available- for-sale debt securities														$59		$59
Net loss															$(21,499)	$(21,499)
Balance at June 30, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,769	3,029,258	$3	$22,614	$(233)	$(142,989)	$(120,605)
Proceeds from initial public offering, net of issuance costs											7,318,275	$7	$75,956			$75,963
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(11,250,000)	$(8,643)	(16,285,156)	$(12,611)	(25,065,538)	$(28,860)	(17,905,288)	$(42,100)	(29,285,356)	$(79,769)	12,493,879	$13	$171,970			$171,983
Issuance of common stock upon Myst milestone achievement											249,992	$—	$2,812			$2,812
Exercise of stock options											1,671	$—	$9			$9
Stock-based compensation expense													$1,064			$1,064
Unrealized loss on available- for-sale debt securities														$(8)		$(8)
Net loss															$(17,319)	$(17,319)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	23,093,075	$23	$274,425	$(241)	$(160,308)	$113,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(38,750)	$(17,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,130	3,197
Loss on disposal of property and equipment	324	—
Depreciation and amortization	2,139	2,716
Impairment of ROU asset	—	497
Moffitt performance-based common stock award	—	1,026
Amortization/(Accretion) of premium on short term investments	(1,108)	144
Change in fair value of contingent consideration liability	1,750	6,518
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	8,511	2,276
Prepaid expenses and other current assets	(2,295)	1,874
Tax liability	23	—
Operating lease liabilities	(72)	(1,388)
Accounts payable	(1,052)	773
Change in contingent consideration liability	(1,477)	—
Accrued compensation and other accrued liabilities	(1,968)	(3,707)
Other non-current assets	(497)	(1,373)
Deferred revenue	(19,306)	(46,940)
Net cash flows used in operating activities	(50,648)	(51,554)
Investing Activities
Proceeds from maturities of short-term investments	55,750	38,500
Purchase of short-term investments	(77,469)	(54,164)
Proceeds from sale of property and equipment	180	—
Purchases of property and equipment	(1,249)	(5,068)
Net cash flows used in investing activities	(22,788)	(20,732)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	78,018	—
Payment of contingent consideration related to Myst milestone	(898)	(2,813)
Proceeds from exercise of stock options	95	152
Net cash flows provided by (used in) financing activities	77,215	(2,661)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,779	(74,947)
Cash, cash equivalents and restricted cash at beginning of the period	35,113	123,763
Cash, cash equivalents and restricted cash at end of the period	$38,892	$48,816

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	—	57

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock	39	171
Additions to ROU assets obtained from new operating leases	—	4,218
Conversion of convertible preferred stock to common stock upon closing of IPO	171,983	—
Equity issuance costs included in accrued liabilities	179	—
Issuance of common stock to settle Myst contingent consideration liability	2,812	5,000

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

Initial Public Offering

On July 25, 2023, the Company completed its initial public offering (IPO) pursuant to which it issued and sold an aggregate of 6,666,667 shares of common stock at a price to the public of $12.00 per share, Aggregate net proceeds to the Company were $68.7 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $5.7 million. On August 15, 2023, the underwriters exercised their option to purchase an additional 651,608 shares of common stock at $12.00 per share. Aggregate net proceeds to the Company were $7.3 million after deducting underwriting discounts and commissions of $0.5 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In connection with the closing of the IPO, the Company filed its Amended and Restated Certificate of Incorporation which provides that the authorized capital stock of the Company is 500,000,000 shares consisting of 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.001 per share.

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $38.8 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from the IPO completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of September 30, 2023, the Company had an accumulated deficit of $160.3 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these unaudited condensed consolidated financial statements are issued and believes its existing cash and cash equivalents and short-term investments as of September 30, 2023 of $109.1 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

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

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease as of September 30, 2023 and the San Diego and New York facility leases as of December 31, 2022. Restricted cash was approximately $0.1 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.

The Company invests its excess cash in investment grade, short-term, fixed income securities and recognizes purchased securities on the settlement date. All investments have been classified as “available-for-sale” in the unaudited condensed consolidated balance sheets and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such designation as of each balance sheet date.

The Company assesses its available-for-sale securities under the available-for-sale security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the unaudited condensed consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders’ deficit.

Realized gains and losses are reported in other income (expense), net. Interest on short-term investments is included in other income (expense), net. The Company’s investments are classified as current assets which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

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

The Company records accounts receivable amounts invoiced to a collaborator, for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company estimates an allowance for credit losses based on the creditworthiness of its collaborator, current economic conditions and future economic conditions, as may be applicable. If a receivable is deemed to be uncollectible, the balance is charged against the allowance. As of September 30, 2023 and December 31, 2022, the Company had an accounts receivable balance of $0.2 million and $8.7 million, respectively of which Takeda accounted for 100%, and no allowance was recorded. Accounts receivable and unbilled accounts receivable are presented in accounts receivable, net on the unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any charges for write-offs of accounts receivable.

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

Determination of Fair Value of Common Stock

After the Company's IPO in July 2023, the fair value of common stock is determined using the closing price of the Company's common stock on the Nasdaq Global Select Market. Prior to the IPO, there were significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock. These estimates and assumptions include a number of objective and subjective factors, including, among other things, external market conditions, the prices at which the Company sold shares of its convertible preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale of the Company. The approach to estimating the fair market value of common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”).

In valuing the Company’s common stock prior to the IPO, the equity value of the business was determined using the backsolve method, a form of the subject company transaction method, wherein the equity value for a privately held company is derived from a recent transaction in the company’s own securities. The value is then allocated using the hybrid method allocation methodology. For grants made prior to September 30, 2018, in accordance with the Practice Aid, the Company determined the option pricing method (“OPM”), was the most appropriate method for determining the fair value of the Company’s common stock based on its stage of development and other relevant factors. For grants made subsequent to September 30, 2018 but prior to the IPO, the Company used a hybrid method, which is a hybrid between the OPM and the probability-weighted expected return method (“PWERM”). The hybrid method is a combination of the PWERM and OPM. The OPM allocates the overall Company value to the various share classes based on differences in liquidation preferences, participation rights, dividend policy and conversion rights, using a series of call options. The call right is valued using a Black-Scholes option pricing model. The PWERM employs additional information not used in the OPM, including various market approach calculations depending upon the likelihood of various discrete future liquidity scenarios, such as an initial public offering or sale of the Company, as well as the probability of remaining a private company. In a hybrid method, various exit scenarios are analyzed. A discount for lack of marketability of the Company’s common stock was then applied to arrive at an indication of value for the common stock.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including evaluating the impact of the overall micro- and macro-economic conditions on the carrying value of its long-lived assets, including property and equipment and operating lease assets. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the nine months ended September 30, 2023 and 2022, there was $0 and $0.5 million, respectively, recorded in impairment losses recognized for long-lived assets related to the sub-lease of the Company’s New York office (See Note 11—Leases for additional information).

Redeemable Convertible Preferred Stock

The Company records all proceeds from redeemable convertible preferred stock (“Preferred Stock”) net of issuance costs. The Company classifies Preferred Stock outside of stockholders’ equity (deficit) due to certain events that are outside of the Company’s control, including sale or transfer of control of the Company, or redemption upon the election of the required majority of the Preferred Stockholders any time after June 29, 2026, as holders of the Preferred Stock could cause redemption of the shares in these situations. The Company adjusts the carrying values of the Preferred Stock to the ultimate redemption values over the period from issuance to the earliest redemption date. Upon the closing of the IPO, all of the outstanding shares of Preferred Stock automatically converted into shares of common stock in a 1-for-7.9872 reverse stock split.

Deferred Offering Costs

The Company had deferred offering costs, related to its recently completed IPO, consisting of legal, accounting and other fees and costs directly attributable to the Company’s IPO and are included with other assets, noncurrent in the unaudited condensed consolidated balance sheets. The deferred offering costs were offset against the proceeds received upon the completion of the IPO. As such, there were no deferred offering costs as of September 30, 2023. As of December 31, 2022, the Company recorded $1.9 million of deferred offering costs.

Contingent Consideration

Consideration paid related to the Myst Merger Agreement (as defined below) may include potential future payments that are contingent upon the Company achieving certain milestones in the future. Contingent consideration liabilities are measured at their estimated fair value as of the date of the unaudited condensed consolidated balance sheets using a probability-based income approach based on the monetary value of the milestone payment discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under other liabilities, non-current in the unaudited condensed consolidated balance sheets. Changes in the fair value of the contingent consideration are recorded as research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2021-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was effective for the Company on January 1, 2023. The adoption did not have a material impact on the unaudited condensed consolidated financial statements.

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

3. Fair Value of Financial Assets and Liabilities

For a description of the fair value hierarchy and our fair value methodology, see Note 2 – Summary of Significant Accounting Policies for additional information. As of September 30, 2023 and December 31, 2022, the Company’s restricted cash which is maintained as collateral in connection with its New York and San Diego facility leases, (See Note 2 – Summary of Significant Accounting Policies for additional information) are valued using Level 1 inputs. The Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as frequently as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The Company had $2.6 million and $6.0 million in contingent consideration liabilities as of September 30, 2023 and December 31, 2022, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment as of September 30, 2023 and two separate potential milestone payments as well as the remaining unpaid liability of $2.2 million from the milestone achievement as of December 31, 2022 with each measured at fair value (See Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$27,934	$—	$—	$27,934
Restricted cash(1)	116	—	—	116
U.S. government and agency securities(2)	77,299	—	—	77,299
Total financial assets	$105,349	$—	$—	$105,349
Financial liabilities:
Contingent consideration(3)	$—	$—	$2,557	$2,557
Total financial liabilities	$—	$—	$2,557	$2,557

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$9,238	$—	$—	$9,238
Restricted cash(1)	382	—	—	382
U.S. government and agency securities(2)	30,649	16,681	—	47,330
Total financial assets	$40,269	$16,681	$—	$56,950
Financial liabilities:
Contingent consideration(3)	$—	$—	$5,994	$5,994
Total financial liabilities	$—	$—	$5,994	$5,994

(1)
Restricted cash serves as deposits for the Company’s San Diego office lease as of September 30, 2023 and New York and San Diego office leases as of December 31, 2022.
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	September 30, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payments	$2,557	Discounted cash flow	Likelihood of occurrence	20%
			Discount rate	22%
			Expected term (in years)	2.25

	Fair Value as of
Contingent Consideration Liability	December 31, 2022	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payments	$5,994	Discounted cash flow	Likelihood of occurrence	20% - 100%
			Discount rate	22%
			Expected term (in years)	0.25-2.75

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2022	$5,994
Changes in the fair value of contingent consideration	1,750
Cash payment of Myst milestone	(2,375)
Equity issuance related to milestone achievement	(2,812)
Contingent consideration at September 30, 2023	2,557

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$27,934	$—	$—	$27,934
Restricted cash	116	—	—	116
U.S. government securities	77,316	4	(21)	77,299
Total financial assets	$105,366	$4	$(21)	$105,349
Classified as:
Cash and cash equivalents				$34,904
Restricted cash				116
Short-term investments				70,329
				$105,349

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$9,238	$—	$—	$9,238
Restricted cash	382	—	—	382
U.S. government securities	30,761	—	(112)	30,649
Level 2: U.S. agency securities	16,759	—	(78)	16,681
Total financial assets	$57,140	$—	$(190)	$56,950
Classified as:
Cash and cash equivalents				$9,238
Restricted cash				382
Short-term investments				47,330
				$56,950

While short-term investments are available-for-sale, it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. All short-term investments currently held have maturities of less than one year.

The Company reviews short-term investments for impairment during each reporting period. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the unaudited condensed consolidated balance sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. Unrealized losses were not significant for the investments held in the Company’s portfolio as of September 30, 2023 and Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. The Company considered the risk-profile of the counterparties under ASU 2016-13, noting that any credit risk associated with such entities is either zero or near zero. There were no impairment losses or expected credit losses related to its short-term investments during the three and nine months ended September 30, 2023 and 2022.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment and software	$376	$376
Laboratory equipment	12,091	12,901
Furniture	690	758
Leasehold improvements	1,308	1,308
	14,465	15,343
Less accumulated depreciation and amortization	(6,407)	(5,619)
Total property and equipment, net	$8,058	$9,724

Property and equipment depreciation and amortization expense for the three months ended September 30, 2023 and 2022, was $0.7 million and $1.1 million, respectively and for the nine months ended September 30, 2023 and 2022, was $2.1 million and $2.7 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development expense	$4,746	$6,688
Professional and consulting expense	959	1,170
Compensation	2,872	2,366
Contingent consideration, current	—	3,791
Other current liabilities	130	272
Total accrued expenses and other current liabilities	$8,707	$14,287

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

Under the Takeda Agreement, Takeda paid the Company a non-refundable payment of $50.0 million in November 2019 and an additional non-refundable payment of $30.0 million in April, 2020, for the option to license up to two Selected Discovery Candidates, with additional consideration of $15.0 million to be paid by Takeda to the Company for each exercise of such option.

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

Termination of Discovery Program

On January 6, 2023, Takeda provided six months’ written notice to terminate the remainder of the Takeda Agreement, with such termination being effective as of July 6, 2023 (“Effective Termination Date”). On the Effective Termination Date, all options and licenses granted under the Takeda Agreement terminated (except for the Declined Candidate License) and Takeda granted the Company a non-exclusive license under the patent rights and know-how controlled by Takeda as of the Effective Termination Date necessary for the Company to exploit the Licensed Compound and Takeda Licensed Products in the form existing as of the Effective Termination Date for any use worldwide, subject to a royalty to be agreed upon by Takeda and the Company. As of March 31, 2023, the Company ceased all work under the Takeda Agreement and there were no remaining estimated services associated with the obligations under the Takeda Agreement as of the effective termination date of July 6, 2023.

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

The total transaction price at contract inception is $158.6 million, comprised of the following components:

•
Fixed consideration of $80.0 million including a non-refundable up-front payment of $50.0 million in November 2019 and another non-refundable payment of $30.0 million that was due on April 1, 2020 and received in April 2020.
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

As of December 31, 2021, the transaction price was updated to $192.6 million to reflect an increase in the variable consideration related to the expense sharing under the Development Program from $58.6 million at inception to $92.6 million.

The Company determined that the notice of termination on June 13, 2022, represented a modification of the arrangement under ASC 606 and that the transaction price should be updated and re-allocated to the Development Program Performance Obligation and the Discovery Program Performance Obligation based on their standalone selling prices, as follows:

Performance Obligations	Price Pre- Modification	Price at Modification
Development Program	$166.3 million	$134.3 million
Discovery Program	$26.3 million	$21.2 million
Total	$192.6 million	$155.5 million

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

Costs incurred relating to the Takeda Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023 and 2022.

The deferred revenue balance in connection with the Takeda Agreement as of September 30, 2023 and December 31, 2022 was $0.0 million and $19.3 million, respectively, which is classified as either current or noncurrent in the accompanying unaudited condensed consolidated balance sheets based on the periods the performance obligations are expected to be performed. The Company recognized the remaining deferred revenue balance during the three months ended March 31, 2023 as the Company concluded that there were no remaining estimated services to be performed associated with the obligations under the Takeda Agreement. The Company recognized collaboration revenue related to the Takeda Agreement for the nine months ended September 30, 2023 and 2022 of $19.3 million and $62.9 million, respectively, and for the three months ended September 30, 2023 and 2022 of $0.0 million and $10.2 million, respectively. Receivables related to reimbursable costs expected to be received from Takeda for research and development services performed under the Development Program at September 30, 2023 and December 31, 2022 were $0.2 million and $8.7 million, respectively.

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

7. Asset Acquisition

In December 2020, the Company entered into the Agreement and Plan of Merger and Reorganization (the “Myst Merger Agreement”), by and among the Company, Flatiron Merger Sub I, Inc. (“Merger Sub”), Flatiron Merger Sub II, LLC (“Merger LLC”), a direct, wholly-owned subsidiary of the Company, Myst Therapeutics, Inc. (“Myst”), and Timothy Langer, the sole common stockholder of Myst (“Langer”). Pursuant to the Myst Merger Agreement, the business combination (the “Merger”) was effected in two steps. The first step was the merger of Merger Sub with and into Myst. The second step was the merger of Myst with and into Merger LLC. The Merger closed on December 14, 2020, and the effective date of the Merger was January 20, 2021. As a result of the Merger, the separate existences of Merger Sub and Myst ceased, and Merger LLC became the Company’s wholly-owned subsidiary.

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains an employee of the Company. As of September 30, 2023, Langer is still employed by the Company and 181,480 shares of the Company’s common stock have vested and been released from escrow with the remaining 181,480 shares of the Company’s common stock to be released in equal annual installments over the next 1.2 years based on his continued employment. This restricted equity grant is accounted for as a compensatory arrangement under ASC 718 as continued service is required under the agreement.

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

Within 45 days of the achievement of the initial milestone, which occurred on July 25, 2023, the Company is obligated to pay the Myst Holders an aggregate amount equal to $3.0 million. At the Company’s election, the Company may pay this consideration in cash or in shares of the Company’s common stock. Pursuant to a letter agreement dated September 11, 2023 between the Company and the former equityholders of Myst regarding the $3.0 million milestone payment that became due and owing to the Myst Holders, the Company agreed to pay $0.2 million in cash to the former optionholders of Myst on or before September 30, 2023, with the remaining $2.8 million payable to Langer in shares of the Company’s common stock. On September 11, 2023, the Company issued Langer 249,992 shares of the Company’s common stock.

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

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC 815 and the second and third milestones as liabilities in accordance with ASC 480. In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The adjustment to the fair value of the contingent consideration of $0.8 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively were included in research and development expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

8. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

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

In connection with the Company's IPO, all outstanding shares of the Company's redeemable convertible preferred stock automatically converted into 12,493,879 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Common Stock

In connection with the closing of the IPO, the Company filed its Amended and Restated Certificate of Incorporation which provides that the authorized common stock of the Company is 490,000,000 shares of common stock with a par value of $0.001 per share.

Shares of common stock reserved for future issuance, on an as-if-converted basis, consisted of the following:

	September 30,	December 31,
	2023	2022
Series A redeemable convertible preferred stock	—	1,408,502
Series B-1 redeemable convertible preferred stock	—	2,038,903
Series B-2 redeemable convertible preferred stock	—	3,138,208
Series C redeemable convertible preferred stock	—	2,241,740
Series D redeemable convertible preferred stock	—	3,666,526
Common stock options outstanding	2,587,798	2,529,982
Shares available for issuance under the ESPP	222,287	—
Shares available for issuance under the Plans	2,655,042	255,685
	5,465,127	15,279,546

9. Equity Based Compensation

2018 Equity Incentive Plan

In December 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, or restricted shares, to employees, members of the board of directors and consultants of the Company. The Company assumed all of the outstanding options under the amended and restated Equity Incentive Plan of Turnstone Biologics Inc. dated October 1, 2016 (the “2016 Plan”) in connection with the corporate reorganization in December 2018. However, there were no changes to the terms of the options requiring modification accounting.

All options granted under the 2018 Plan have an exercise price, a vesting period determine by the Company’s board of directors and ten-year term as determined and approved by the Company’s board of directors (the board of directors may delegate authority to one of the boards’ committees) at the time of grant. The terms and conditions of the restricted shares are determined by the board of directors at the grant date.

The majority of grants outstanding were approved with a four-year vesting schedule with 25% vesting after one year and the remainder vesting evenly over the remaining 36 months. Upon the effectiveness of the 2023 Plan defined and described below, no further grants will be made under the 2018 Plan. Any outstanding awards granted under these plans will remain subject to the terms of their 2016 and 2018 Plans, respectively, and applicable award agreements.

2023 Equity Incentive Plan

In July 2023, the Company's board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan” and together with the 2018 and 2016 Plans the "Plans") which became effective upon the date of the IPO. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of options granted under the 2023 Plan is ten years and, in general, the options granted under the 2023 Plan vest over a four-year period from the vesting commencement date. The 2023 Plan does not permit early exercises. The number of shares available for future issuance under the 2023 Plan is the sum of (1) 1,889,435 new shares, plus (2) 712,503 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2023 Plan, and (3) up to 120,949 Returning Shares (as defined in the 2023 Plan), as such shares become available from time to time. The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2024 continuing through January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Following the effectiveness of the 2023 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the Plan.

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2021	1,759,275	$7.26	7.2	$6,912
Options granted	903,843	$11.02
Options exercised	(60,821)	$2.49
Options canceled/forfeited	(25,368)	$8.29
Outstanding — September 30, 2022	2,576,929	$8.67	6.5	$6,462
Exercisable — September 30, 2022	1,237,658	$6.46	5.1	$5,836
Vested and expected to vest — September 30, 2022	2,576,929	$8.67	6.5	$6,462

Outstanding — December 31, 2022	2,529,982	$8.86	6.8	$5,886
Options granted	231,662	$15.12
Options exercised	(23,455)	$4.02
Options canceled/forfeited	(150,391)	$10.69
Outstanding — September 30, 2023	2,587,798	$9.35	6.5	$848
Exercisable — September 30, 2023	1,711,392	$7.99	5.4	$848
Vested and expected to vest — September 30, 2023	2,587,798	$9.35	6.5	$848

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.89% - 4.59%	1.48% - 3.44%
Expected term (in years)	6.07 - 6.20	5.69 - 6.00
Dividend yield	0.0%	0.0%
Volatility	85.8% -87.3%	86.4% - 87.2%
Exercise price of stock options granted	$9.22 - $16.53	$10.94 - $11.18

The expense related to awards granted to employees and directors was $3.1 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average grant date Black Scholes fair market value of options granted to employees, directors and consultants during the nine months ended September 30, 2023 and 2022 was $11.27 per share and $7.97 per share, respectively.

Stock-based compensation expense for all stock awards included in the Company’s statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$631	$561	$1,640	$1,624
General and administrative	433	$627	1,490	1,573
Total stock-based compensation	$1,064	$1,188	$3,130	$3,197

As of September 30, 2023, the Company had unrecognized stock-based compensation expense of $7.9 million, related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock

In December 2020, Langer received 725,920 shares as payment related to the Myst Merger Agreement. Of the total issued, the Company restricted 362,960 shares to vest over a four-year period in equal annual installments. As of September 30, 2023, 181,480 shares remain unvested, and the Company had $1.1 million in unrecognized stock-based compensation expense related to unvested restricted stock which is expected to be recognized evenly over 1.2 years.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. As of September 30, 2023, there was no enrollment offered to the Company's employees.

10. Income Taxes

The Company did not record federal income tax expense for the nine months ended September 30, 2023 and 2022, respectively, as the Company expects to be in a cumulative taxable loss position in 2023 and 2022, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. The Company recorded a benefit (provision) for state income taxes of $0.1 million and $(0.1) million for the nine months ended September 30, 2023 and 2022, respectively.

11. Leases

Operating Leases

The Company leases office space for its corporate headquarters located in San Diego, California as well as in New York, New York and Ontario, Canada. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company determines if an arrangement is a lease by considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms may include options to extend or terminate a lease. If the lease includes non-lease components (i.e., common area maintenance) that are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

In July 2018, the Company entered into a lease agreement for approximately 6,500 square feet of office space in New York, New York. The term of the lease is seven years and three months, starting November 1, 2018. The lease requires the Company to share in prorated expenses and property taxes based upon actual amounts incurred. The lease contains escalating rent clauses which require higher rent payments in future years. In September 2022, the Company made the decision to sublease this space and executed a sublease in November 2022 for the remaining term of the lease. Since the Company is still responsible for making the lease payments, there was no impact to the operating lease liability from the sublease. However, since the sublease payment does not cover the entire lease payment, the carrying value of the operating right of use asset was analyzed and determined to be impaired resulting in a $0.5 million reduction in the operating right of use asset in September 2022.

In January 2019, the Company executed an agreement to lease approximately 6,000 square feet of laboratory space at Carleton University in Ontario, Canada. The initial term of the lease is three years and started in November 2019 at a rate of approximately $0.1 million per year. In November 2022, the lease was extended for a one year period. In August 2023, the Company terminated the lease.

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

The Company recorded rent expense of $1.2 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. The table below summarizes the Company’s total lease costs included in its unaudited condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$460	$628	$1,598	$1,499
Short-term lease costs	—	6	1	255
Variable leases costs	—	27	5	41
Sublease income	(130)	—	(368)	—
Total lease cost	$330	$661	$1,236	$1,795

The present value assumptions used in calculating the present value of the lease payments were as follows:

Three Months Ended
September 30, 2023
Weighted-average remaining lease term in years	1.9
Weighted-average discount rate	4.97%

The minimum aggregate future operating lease commitments at September 30, 2023 are as follows (in thousands):

Minimum Lease Payments
Remainder of 2023	$507
2024	2,131
2025	1,110
2026	105
2027	—
Total undiscounted lease payments	$3,853
Less: imputed interest	(174)
Total operating lease liability	3,679
Less: current portion of operating lease liability	(1,991)
Operating lease liability, noncurrent	$1,688

12. Net Earnings (Loss) per Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include preferred stock, unvested RSAs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2023:

Restricted stock	181,480
Options to purchase common stock	2,587,798
Total	2,769,278

13. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

In December 2018, we completed a corporate reorganization pursuant to which Turnstone Biologics Inc. merged with and into Turnstone Biologics Corp., a newly formed Delaware corporation, as the successor company. As a result of this reorganization, we changed our domicile from the country of Canada to the State of Delaware. Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales and have incurred overall net losses since our inception through September 30, 2023. We have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements as well as our recent IPO. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, non-refundable collaboration revenue, and most recently, raised $80.0 million with gross proceeds from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters option to purchase additional shares. As of December 31, 2022 and September 30, 2023, we had cash, cash equivalents and short-term investments of $82.1 million and $109.1 million, respectively.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $38.8 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of December 31, 2022 and September 30, 2023, we had an accumulated deficit of $121.6 million and $160.3 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

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

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of September 30, 2023, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, as COVID-19 transitions from a pandemic to an endemic, we cannot predict the potential future impacts of COVID-19 on us and third parties with whom we conduct business. These impacts will depend on future developments that are highly uncertain and cannot be predicted at this time. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, financial condition, results of operations, and prospects.

Reverse Stock Split

On July 14, 2023, we effected a 1-for-7.9872 reverse stock split, or Reverse Split, of our issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for each of our outstanding series of redeemable convertible preferred stock. All share and per share amounts have been retroactively adjusted, where applicable, to reflect the Reverse Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and restricted stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Stockholders entitled to fractional shares as a result of the Reverse Split received a cash payment in lieu of receiving fractional shares.

Initial Public Offering

On July 25, 2023, we completed our IPO pursuant to which it issued and sold an aggregate of 6,666,667 shares of common stock at a price to the public of $12.00 per share. Aggregate net proceeds to us were $68.7 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $5.7 million. On August 15, 2023, the underwriters exercised their option to purchase an additional 651,608 shares of common stock at $12.00 per share. Aggregate net proceeds to us was $7.3 million after deducting underwriting discounts and commissions of $0.5 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In connection with the closing of the IPO, we filed our Amended and Restated Certificate of Incorporation which provides that the authorized capital stock is 500,000,000 shares consisting of 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.001 per share.

Collaboration Agreements

Below is a summary of the key terms for certain of our collaboration agreements. For a more detailed description of our collaboration agreements, see Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Moffitt Collaboration Agreements

Master Collaboration Agreement

In January 2021, we entered into an amended and restated master collaboration agreement, or the Moffitt Agreement, with Moffitt, to amend a then-existing master collaboration agreement from November 2019, as amended March 2020, between Moffitt and our now wholly-owned subsidiary, Myst Therapeutics LLC, with the intent to continue to work collaboratively in the research of cancer immunotherapies.

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

Pursuant to the Alliance Agreement, we agreed to pay to Moffitt a total amount of at least $17.5 million, or Alliance Funding Amount, for research, development and manufacturing related services that will be paid equally over five years on June 1st of each year starting on June 1, 2023. The Alliance Funding Amount will be calculated annually at the conclusion of each payment period, and, to the extent our annual aggregate payments to Moffitt of $3.5 million exceeds the applicable annual installment amount, we will receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties. To the extent the aggregate annual payments are less than $3.5 million, we will prepay the remaining amount due.

In connection with the execution of the Alliance Agreement, we issued Moffitt 91,721 shares of our common stock. As partial consideration under the Alliance Agreement, we also agreed to issue Moffitt an additional 366,884 shares of our common stock in the aggregate upon the satisfaction of certain clinical and regulatory milestones with respect to TIL Products. During the nine months ended September 30, 2023, an additional 91,721 shares of our common stock were issued to Moffitt as a result of the achievement of the milestone related to the start of the Phase 1 clinical trial for a TIL Product. In addition, upon achievement of certain thresholds for aggregate net sales of all TIL Products, we are required to make tiered sales-based milestones payments to Moffitt of up to an aggregate of $50.0 million. With respect to each of the equity and sales milestones described above, TIL Products include any pharmaceutical, biopharmaceutical or biotechnology TIL product that is developed by us or Moffitt and is advanced into clinical development under an IND sponsored by Moffitt.

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

The AbbVie Agreement accounted for 0% of our total collaboration revenue for the nine months ended September 30, 2023 and 2022, respectively. We will not receive any additional collaboration revenue under the AbbVie Agreement in the future because this agreement has been terminated.

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

The Takeda Agreement accounted for 100% of our total collaboration revenue for the nine months ended September 30, 2023 and 2022.

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

The table below summarizes our research and development expenses incurred by major development program for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RIVAL-01	$(271)	$7,295	$471	$25,996
TIDAL-01	11,976	8,888	36,239	26,114
TIDAL-02	611	1,798	4,871	3,895
Other research programs	1,856	3,270	5,452	10,484
Total research and development	$14,172	$21,251	$47,033	$66,489

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following tables set forth our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change ($)
Collaboration revenue	$—	$10,220	$(10,220)
Operating expenses:
Research and development	14,172	21,251	(7,079)
General and administrative	4,758	5,240	(482)
Total operating expenses	18,930	26,491	(7,561)
Loss from operations	(18,930)	(16,271)	(2,659)
Other income (expense), net	1,578	200	1,378
Benefit (provision) for income taxes	33	(80)	113
Net loss	$(17,319)	$(16,151)	$(1,168)

Collaboration Revenue

Collaboration revenue was $0.0 million and $10.2 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $10.2 million, or 100% due to the recognition of deferred revenue as a result of the termination of the Takeda Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2023	2022
Pre-clinical research and development	$2,955	$2,868
Manufacturing	5,097	10,469
Clinical and regulatory	1,471	3,013
Personnel related	4,649	4,901
Total research and development	$14,172	$21,251

Research and development expenses were $14.2 million and $21.3 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $7.1 million, or 33.3%. The decrease was due primarily to a decrease of $1.5 million in clinical and regulatory costs, $0.3 million in personnel-related costs, and $5.4 million in manufacturing expenses due to the termination of the Takeda agreement and winding down activities related to the RIVAL-01 platform offset by an increase of $0.1 million in pre-clinical research costs as we ramp up TIDAL-01 activities. Due to the termination of the Takeda Agreement and research and development activities thereunder, we expect research and development expenses to continue to decline in the near term; however, we expect our research and development expenses to increase in the long term as we advance the development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $4.8 million and $5.2 million during the three months ended September 30, 2023 and 2022, respectively, a decrease of $0.4 million, or 7.7%. The decrease was due primarily to a decrease of $0.4 million in compensation due the streamlining of operations. We anticipate that general and administrative expenses will remain stable as we support public company operations.

Other Income (Expense), Net

Other income (expense), net was $1.6 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively, an increase of $1.4 million, or 700.0% due to interest income earned on the net proceeds from our recently completed IPO.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following tables set forth our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change ($)
Collaboration revenue	$19,306	$62,853	$(43,547)
Operating expenses:
Research and development	47,033	66,489	(19,456)
General and administrative	13,449	13,870	(421)
Total operating expenses	60,482	80,359	(19,877)
Loss from operations	(41,176)	(17,506)	(23,670)
Other income (expense), net	2,305	465	1,840
Benefit (provision) for income taxes	121	(126)	247
Net loss	$(38,750)	$(17,167)	$(21,583)

Collaboration Revenue

Collaboration revenue was $19.3 million and $62.9 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $43.6 million, or 69.3%. The change was due to the terminations of the Takeda Agreement resulting in all remaining deferred revenue recognized by Q1, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands).

	Nine Months Ended September 30,
	2023	2022
Pre-clinical research and development	$8,970	$15,002
Manufacturing	18,294	32,497
Clinical and regulatory	5,050	4,793
Personnel related	14,719	14,197
Total research and development	$47,033	$66,489

Research and development expenses were $47.0 million and $66.5 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $19.5 million, or 29.3%. The decrease was due primarily to a decrease of $6.0 million in pre-clinical research costs and $14.2 million in manufacturing expenses due to the termination of the Takeda agreement and winding down activities related to the RIVAL-01 platform offset by increases of $0.5 million in personnel-related costs, and $0.3 million in clinical and regulatory costs. Due to the termination of the Takeda Agreement and research and development activities thereunder, we expect research and development expenses to continue to decline in the near term; however, we expect our research and development expenses to increase in the long term as we advance the development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $13.4 million and $13.9 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.5 million, or 3.6%. We anticipate that general and administrative expenses will remain stable as we support public company operations.

Other Income (Expense), Net

Other income (expense), net was $2.3 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively, an increase of $1.8 million, or 360.0%. The increase was primarily due to interest income earned on the net proceeds from our recently completed IPO and interest rates going up.

Liquidity and Capital Resources

In December 2018, we completed a corporate reorganization pursuant to which Turnstone Biologics Inc. merged with and into Turnstone Biologics Corp., a newly formed Delaware corporation, as the successor company. As a result of this reorganization, we changed our domicile from the country of Canada to the State of Delaware. Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through September 30, 2023.

We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date these unaudited condensed consolidated financial statements are issued and believes our existing cash and cash equivalents and short-term investments as of September 30, 2023 of $109.1 million will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Quarterly Report on Form 10-Q.

Prior to our IPO and since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, nonrefundable collaboration revenue, and most recently, with gross proceeds of $80.0 million from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters’ option to purchase additional shares. As of December 31, 2022 and September 30, 2023, we had cash, cash equivalents and short-term investments of $82.1 million and $109.1 million, respectively.

We have incurred significant operating losses in the past and expect to continue to incur significant operating losses for the foreseeable future. Our net loss was $38.8 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of December 31, 2022 and September 30, 2023, we had an accumulated deficit of $121.6 million and $160.3 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

We expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

As of December 31, 2022 and September 30, 2023, we had cash, cash equivalents and short-term investments of $82.1 million and $109.1 million, respectively. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditures for at least 12 months from the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(50,648)	$(51,554)
Cash used in investing activities	(22,788)	(20,732)
Cash provided by (used in) financing activities	77,215	(2,661)
Net increase (decrease) in cash and cash equivalents	$3,779	$(74,947)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $50.7 million, primarily due to our net loss of $38.8 million and the decrease in our net operating assets and liabilities of $18.1 million, which included changes in deferred revenue of $19.3 million, accretion of the premium on short-term investments of $1.1 million and partially offset by changes in stock-based compensation of $3.1 million, depreciation and amortization expense of $2.1 million, loss on disposal of property and equipment of $0.3 million and change in the fair value of contingent consideration liabilities of $1.8 million.

Cash used in operating activities for the nine months ended September 30, 2022 was $51.6 million, primarily due to our net loss of $17.2 million and our decrease in net operating assets and liabilities of $48.5 million, which included changes in deferred revenue of $46.9 million which were partially offset by changes in stock-based compensation of $3.2 million, depreciation and amortization expense of $2.7 million, Moffitt performance-based common stock award of $1.0 million and change in the fair value of contingent consideration liabilities of $6.5 million.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $22.8 million, due primarily to $77.5 million in purchases of short-term investments and $1.2 million in purchases of property and equipment offset by the maturities of $55.7 million of short-term investments and $0.2 million of proceeds from the sale of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2022 was $20.7 million, due primarily to the purchase of short-term investments of $54.2 million and $5.1 million in purchases of property and equipment offset by the maturities of short-term investments of $38.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $77.2 million, due primarily to $78.0 in proceeds from our IPO, net of issuance costs and $0.1 million from the exercise of stock options offset by $0.9 million cash payment of contingent consideration related to Myst’s achievement of the first and second milestone under the Myst Merger Agreement.

Net cash used in financing activities for the nine months ended September 30, 2022 was $2.7 million, due primarily to the $2.8 million cash payment of contingent consideration related to Myst’s achievement of the second milestone offset by $0.2 million from the exercise of stock options.

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

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We can’t estimate when such payments will be due and none of these events were probable to occur as of December 31, 2022 and September 30, 2023, respectively.

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

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. We are exposed to market risks in the ordinary course of our business. We currently have no outstanding debt or related interest rate risk. Our primary exposure to market risk is related to changes in foreign currency exchange rates, mainly relating to Turnstone Canada. In addition, we contract with certain vendors that are located in Europe and Australia, and the payments under such contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022 and September 30, 2023, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Exchange Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. We are exposed to market risks in the ordinary course of our business. We currently have no outstanding debt or related interest rate risk. Our primary exposure to market risk is related to changes in foreign currency exchange rates, mainly relating to Turnstone Canada. In addition, we contract with certain vendors that are located in Europe and Australia, and the payments under such contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022 and September 30, 2023, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2014 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our Selected TIL programs and product candidates. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred overall net losses since our inception through September 30, 2023. We had net loss of $38.8 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of 160.3 million and $121.6 million, respectively. Additionally, we will not receive any additional collaboration revenue under the AbbVie Agreement or the Takeda Agreement in the future because these agreements have been terminated. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our Selected TIL programs, and seek regulatory approvals for our product candidates.

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

As of September 30, 2023, we had approximately $109.1 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments, will enable us to fund our operations into the second quarter of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of September 30, 2023, all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

As of September 30, 2023, we had 94 full-time employees. As our clinical development and future commercialization plans and strategies develop, and as we transition into operating as a public company, we may need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The lock-up agreements entered into in connection with our IPO will expire 180 days from the date of our final prospectus dated on July 20, 2023 filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2023, subject to earlier release of all or a portion of the shares at the sole discretion of BofA Securities, Inc., Leerink Partners LLC and Piper Sandler & Co. After the lock-up agreements expire, based upon the number of shares of common stock, on an as-converted basis, outstanding as of September 30, 2023, approximately an additional 15.5 million shares of common stock will be eligible for sale in the public market. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 under the Securities Act of 1933, as amended, or the Securities Act and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

Unregistered securities sold by us during the three months ended September 30, 2023 consisted of 1,671 shares of common stock issued upon the exercise of options for aggregate cash proceeds of $0.0 million.

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

Use of Proceeds

On July 20, 2023, our Registration Statement on Form S-1 (File No. 333-272600) was declared effective by the SEC for our IPO. At the closing of the IPO on July 25, 2023, we sold 6,666,667 shares of common stock, at an IPO price of $12.00 per share and received gross proceeds of $80.0 million, which resulted in net proceeds to us of approximately $68.7 million, after deducting underwriting discounts and commissions of $5.6 million and other offering costs totaling approximately $5.7 million. On August 15, 2023, the underwriters exercised their option to purchase an additional 651,608 shares of common stock at $12.00 per share. Aggregate net proceeds to the Company were $7.3 million after deducting underwriting discounts and commissions of $0.5 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors. BofA Securities, Inc., Leerink Partners LLC, and Piper Sandler & Co. acted as joint book-running managers for the IPO.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the ninth day of November, 2023.

Turnstone Biologics Corp.

/s/ Venkat Ramanan
Venkat Ramanan, Ph.D.
Chief Financial Officer