Form 10-K
period 2023-12-31
Turnstone Biologics Corp.
filed 2024-03-22
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-41747

Turnstone Biologics Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2909368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9310 Athena Circle, Suite 300 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 897-5988

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	TSBX	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant did not have an aggregate market value for the common equity held by non-affiliates of the Registrant on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2024 was 23,099,335.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Turnstone Biologics Corp.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

Forward-looking statements include, but are not limited to, statements regarding:

•
our plans to research, develop and commercialize any product candidates;
•
our ability to obtain and maintain regulatory approval of product candidates arising from our proprietary Tumor-Reactive T Cell therapies;
•
our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials, conduct additional manufacturing and conduct preclinical studies of any of our product candidates;
•
the success, cost and timing of our research and development activities, including our ongoing and planned preclinical studies and clinical trials;
•
the size of the markets for our product candidates, and our ability to serve those markets;
•
our ability to successfully commercialize our product candidates;
•
the rate and degree of market acceptance of our product candidates;
•
our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
regulatory developments in the United States and foreign countries;
•
the performance of our third-party service providers, including our contract research organizations, or CROs, suppliers and manufacturers;
•
the safety, efficacy and market success of competing therapies that are or become available;
•
our ability to attract and retain key scientific and management personnel;
•
our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia, the state of war between Israel and Hamas and the risk of a larger regional conflict, on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.”

Risk Factors Summary

Below is a summary of the material factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this Risk Factor Summary, and other risks that we face, can be found below under the heading "Risk Factors" under Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our securities.

•
We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.
•
We will require additional capital in addition to the proceeds from our initial public offering, or IPO to fund our operations, and if we fail to obtain necessary capital on acceptable terms, or at all, we will not be able to complete the development and future commercialization of our current and any future product candidates.
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
•
Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, conflict in the Middle East, and recent bank failures affecting the financial services industry, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.
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

PART I

Item 1. Business.

We are a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Approved immunotherapies represent a significant advancement in the treatment of solid tumors, but many patients either do not respond or experience relapsed disease following an initial response. We believe the most significant challenge to creating curative immunotherapies in these patients is the low numbers of T cells that can recognize and attack the tumor, which we refer to as tumor-reactive T cells. To address this problem, we are pioneering a differentiated approach to tumor infiltrating lymphocytes, or TILs. We are developing next generation TIL therapies by selecting the most potent (meaning able to mediate an anti-tumor response) and tumor-reactive T cells, which we refer to as Selected TILs. Unlike other approaches that rely on standard “bulk TILs” that have demonstrated objective responses in clinical trials only in limited tumor types, we are developing our Selected TILs for potential treatment across the majority of solid tumors. We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, across colorectal cancer, head and neck cancer and both cutaneous and non-cutaneous melanomas. We discuss the nature of these investigator-sponsored trials, including how these trials differ from a clinical trial sponsored by our company, as well as our roles and responsibilities in these trials, in more detail below. We intend to provide an initial clinical update across these three trials in mid-2024. We are also actively advancing our preclinical pipeline programs including TIDAL-02, our next Selected TIL program, and our TIDAL-01 and viral immunotherapy combination program. We define objective response as a patient experiencing a partial response or complete response to any given therapy.

Solid tumors present a major burden to society, with high mortality and poor outcomes associated with more advanced disease. Several key factors, such as tumor heterogeneity (meaning differences in the characteristics, including variable tumor antigen expression, between cancer cells within a patient’s tumor, between tumors within the same patient and/or between different patients’ tumor(s)) and challenging tumor microenvironments, have made treatment of solid tumors more difficult than treatment of hematologic cancers. Immunotherapies that activate the immune system to enhance and/or create anti-tumor immune responses, such as immune checkpoint inhibitors, or ICIs, have improved outcomes for some patients. However, more than 85% of cancer patients fail to respond to ICI therapy. The effectiveness of ICIs is heavily dependent on the presence of tumor-reactive T cells that ICIs can reinvigorate, and many patients lack a sufficient number of T cells that recognize the target tumor. Therefore, we believe new treatments that can expand and enhance the patient’s tumor-reactive T cells are needed.

TILs are a type of cell therapy that harness the patient’s own immune cells to target their own tumors. TIL therapy involves the isolation of lymphocytes from the patient’s tumor, expansion of the isolated cells outside the body, and then infusion of the cells back into the patient. TILs have the ability to penetrate, recognize, and kill cancer cells and offer potential to treat or cure solid tumors. Because TILs include an expansive breadth of lymphocytes that are specific to the patient’s tumor antigens, we believe they have the potential to overcome tumor heterogeneity which often presents a significant challenge for other therapies. Clinical trials with standard “bulk TILs,” the first generation of TIL therapy that involves isolation and expansion of all of the TILs in the tumor sample, have shown objective responses in clinical trials in limited solid tumor types.

To date, several hundred patients in the United States have received bulk TIL therapies, with the greatest success observed in metastatic melanoma. In metastatic melanoma patients refractory to ICI therapy, specifically, PD-(L)1 treatments (meaning monoclonal antibodies targeting the immune checkpoint PD-1), bulk TIL monotherapy has yielded objective response rates (meaning the percentage of patients experiencing a partial response or complete response in any given study) of approximately 30% to 50%, with complete response rates (percentage of patients with complete eradication of measurable disease in the patient and no new lesions) ranging from approximately 5% up to 20%. If a complete response lasts the lifespan of a patient, it would be considered as a cure – in general clinical practice patients are referred to as “cured” if they remain in complete response for greater than five years as the probability of their disease recurrence is low. Beyond metastatic melanoma, bulk TIL therapy has demonstrated therapeutic potential in a limited number of solid tumors, including squamous cell carcinoma of the head and neck, cervical cancer, and non-small cell lung cancer. We believe that the activity of TILs is driven by the subset of tumor-reactive T cells, and that the key limitation for bulk TILs is the small number and proportion of tumor-reactive T cells that make up the bulk TIL product (reported median less than 3%, Lowery et al., 2022). We believe increasing the proportion and diversity of tumor-reactive T cells in a TIL product can expand the potential utility of TILs, if approved, to a greater breadth of tumor types, where bulk TILs have shown limited to no objective responses in clinical trials to date.

Our Solution: Selected TILs

We are developing next generation TIL therapies for the potential treatment of multiple solid tumors. To our knowledge, at present there are no therapies in clinical development that provide curative outcomes for the majority of patients in our chosen solid tumor indications. Our innovative Selected TIL approach focuses on selecting and expanding the most potent tumor-reactive T cells to overcome the limitations of bulk TILs. This approach expands upon work conducted in academia that demonstrated improved clinical responses for certain selected TILs in solid-tumor types where bulk TILs have shown limited to no objective responses in clinical trials to date. We are leveraging this work to establish a standardized manufacturing process for large scale production of our Selected TILs.

Our Selected TIL approach employs the following foundational principles with the goal of yielding the greatest number and proportion of tumor-reactive T cells in our TIL product candidates:

(1)
Unbiased identification of patient-specific tumor antigens: We seek to identify the most comprehensive set of patient-specific tumor antigens. We use an unbiased identification process that aims to find and capture the greatest diversity of antigens with the potential to drive the most robust T cell response. Our proprietary approach is unlike other TIL products that are biased toward a specific subset or class of antigen(s), which may miss relevant tumor antigens or focus on the wrong targets.
(2)
Selection of greatest breadth of tumor-reactive T cells from patient extracted TILs: Our goal is to capture and isolate the greatest number and proportion of a patient’s tumor-reactive T cells that have the potential to attack and destroy heterogeneous solid tumors. We aim to select the greatest diversity of T cells by using a function-based screening process that confirms reactivity to the identified patient-specific tumor antigens rather than relying on a bioinformatics-based prediction algorithm that may not be truly predictive.
(3)
Expansion of tumor-reactive T cells and removal of non-tumor-reactive bystander cells: We expand our selected tumor-reactive TIL population to magnitudes consistent with bulk TIL products and actively remove unnecessary bystander cells. This selective expansion resulted in a substantially higher proportion of tumor-reactive T cells in the final product in comparison to the relatively infrequent tumor-reactive T cells that are routinely found in bulk TIL. Based on our non-clinical studies across multiple tumor samples to date, we have been able to achieve tumor-reactive T cell frequencies in our Selected TIL drug product of up to 62%, with a median frequency of 23%. With ongoing continuous process improvements as part of our manufacturing strategy we are targeting >70% tumor-reactive T cells in our drug product as we advance clinical development.

The potential advantages of Selected TILs over bulk TILs are depicted in the figure below.

The Selected TILs approach described above is inherently designed to select for and characterize the active TIL product—the tumor-reactive T cells. Bulk TIL approaches do not select for the active TIL product and have consequently faced challenges in product characterization and potency assay development. We define potency as the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result. We believe that our Selected TIL approach has the potential to facilitate the development of potency release assays to support regulatory requirements and avoid the characterization challenges of bulk TILs.

Supporting Clinical Evidence

We believe the growing body of prospective and translational clinical data in the TIL field supports the potential of our Selected TIL approach. Third party studies have demonstrated that the anti-tumor activity of bulk TILs is driven by a small subset of tumor-reactive T cells in the bulk TIL product. Furthermore, clinical studies in academic centers utilizing rudimentary selection strategies for tumor-reactive T cells have reported responses including tumor regressions in a single patient bile duct study (Tran et. al., 2014) and a single patient colorectal cancer study (Tran et. al., 2016), one complete response and two partial responses out of six patients in a breast cancer study (Zacharachis, et.al 2022), and two complete responses and one partial response out of seven patients who received a TIL product with confirmed tumor reactivity, in a non-small cell lung cancer study (Creelan et. al., 2021). We define partial response as a patient experiencing a reduction in tumor size or volume as defined by the applicable standard, e.g. response evaluation criteria in solid tumors or RECIST, and no new lesions. A partial response does not indicate that a patient is cured of their disease.

Building a Product Pipeline to Further Enhance the Quality and Function of Selected TILs

Our Selected TIL approach sets us apart from others in the industry that are utilizing bulk TILs, including newer bulk TIL approaches that introduce genetic modifications and culture media additives to enhance TIL quality and function. We believe that without the optimal starting population of tumor-reactive T cells, further enhancements or modifications to bulk TILs are unlikely to succeed in extending their potential utility beyond the limited tumor types where bulk TILs have already shown objective responses in clinical trials. We are also expanding our product pipeline by making additional modifications to our proprietary Selected TILs and deploying them in differentiated combination strategies to further enhance TIL quality and function.

Modifications to Enhance TIL Quality

We are developing pipeline programs where we are evaluating enhanced culture conditions during the TIL production process to maintain and further improve TIL quality ex vivo. These enhanced culture conditions are designed to incorporate a mix of cytokines with the potential to rejuvenate dysfunctional and/or exhausted T cells.

Additionally, we plan to introduce functional genetic modifications into our pipeline programs that may drive potential for more sustained TIL quality and persistence, or ability of the TILs to survive and proliferate, in vivo. These gene edits will be designed to modify the tumor-reactive T cells to proliferate while resisting exhaustion post infusion, minimize their dependence on exogenous IL-2 for in vivo proliferation, and maintain their potential to kill tumors in suppressive tumor microenvironments. We are currently evaluating and prioritizing clinically informed targets for these genetic modifications.

Virus Combinations

Viral immunotherapy is a therapeutic modality with widespread potential to drive and modulate immune responses to solid tumors. Many viruses have inherent oncolytic activity that can be modulated through genetic engineering. These viruses preferentially infect, replicate within, and kill malignant tumor cells, and can induce broad immune responses. Viral immunotherapies are designed to convert immunologically unresponsive “cold” tumor microenvironments to more reactive “hot” tumor microenvironments and thereby enhance the activity of other immunotherapies.

We are strongly positioned to combine our Selected TIL products with our proprietary viral immunotherapies utilizing two distinct approaches:

•
viral immunotherapy pre-treatment (prior to TIL extraction): optimize TIL harvest and broaden access to indications that are currently less amenable to generating effective TIL products; and
•
viral immunotherapy post-treatment (following delivery of the TIL product): optimize TIL trafficking and function and further increase the activity of our TIL therapies, if approved.

Our Pipeline

We are applying our Selected TIL approach for the potential treatment of a wide range of solid tumors. We are developing a broad pipeline aimed at improving outcomes for patients, as illustrated in the chart below.

* Two concurrent investigator sponsored trials at Moffitt Cancer Center

CRC - Colorectal cancer; HNSCC - Head and neck squamous cell carcinoma

We are advancing TIDAL-01, our lead Selected TIL product candidate, for the treatment of multiple solid tumor indications. TIDAL-01 utilizes an unbiased identification and functional screening process to isolate and selectively expand the greatest breadth of tumor-reactive TILs from the patient’s tumor. Our TIDAL-01 production process is designed to deliver at least 109 cells and targets greater than 70% functional and potent tumor-reactive T cells. We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and both cutaneous and non-cutaneous melanomas. Under our multi-site trial, we control all aspects of our trial including, but not limited to, study protocol development, patient selection and enrollment, regulatory interactions, data release, and manufacturing through our CDMO. Under the investigator sponsored trials, which are fully funded by us, Moffitt is solely responsible for regulatory interactions, trial conduct and manufacture of TIDAL-01 at the Moffitt Cancer Cell Therapy Facility, with input and support from us at Moffitt’s discretion. Investigators at Moffitt are also solely responsible for the design of the trials and patient selection and enrollment, where we remain in close contact with the investigators to provide our input if appropriate. Any data disclosures will be made in collaboration with us and any improvements to the TIDAL-01 manufacturing process are solely at our discretion. We intend to provide an initial clinical update across these three trials in mid-2024.

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

Our History and Team

We were founded in 2015 with the goal of developing medicines to treat and cure patients with solid tumors. Our initial scientific and technological focus was built around developing novel oncolytic viral immunotherapies. In late 2020, we acquired an innovative TIL platform and capabilities to expand our portfolio of cancer immunotherapies. Our TIL-based technology now represents the foundational therapeutic modality driving our current pipeline, though we continue to explore the synergistic potential of combining these two technologies in the pursuit of our mission.

We have assembled a team with extensive experience in complex biologics, drug discovery and development, manufacturing, and business and commercial product development.

We are led by our Chief Executive Officer, Sammy Farah, M.B.A, Ph.D., who has 20 years of scientific, business, and executive management experience in the biotechnology industry at Synthetic Genomics, Immune Design, Versant Ventures, and Merck.

Our experienced research and clinical development team brings a strong track record of advancing assets through clinical development and delivering products to the market. Our research organization is led by our Chief Scientific Officer, Stewart Abbot, Ph.D., who brings over 20 years of research and development experience in cell-based and immune-oncology products from Adicet, Fate, Celgene and GE Healthcare. Our clinical development and regulatory organization is led by our interim Chief Medical Officer, Michael Burgess, MBChB, Ph.D., who has more than 20 years of experience building research and development teams and leading strategy and execution of clinical development at SpringWorks Therapeutics, Bristol-Myers Squibb, Roche, and Eli Lilly.

Our chemistry, manufacturing, and control, or CMC, expertise and strategy is anchored in our in-house technical operations team with deep experience across bioprocess, analytical, and formulation development for complex biologics, with a proven track-record of enabling scalable, robust, and industrialized clinical and commercial manufacturing processes and supply chains. Vijay Chiruvolu, Ph.D., our interim Chief Technology Officer who leads our technical operations organization, holds over 27 years of relevant industry experience in process development, manufacturing, supply chain, and quality at Instil Bio, Kite Pharma/Gilead Sciences, Scios, Avigen, Hoffmann-La Roche, Johnson & Johnson, and Amgen, and was responsible for the manufacturing and process teams that worked towards regulatory approval of two cell therapy products, Yescarta and Tecartus.

We believe that actively exploring and forming the right partnerships to drive innovation and enhance our pipeline is core to our strategy and growth. We have assembled a team with sophisticated business development expertise and capital formation experience to drive deal making and transactional activities. Our Chief Business Officer, Saryah Azmat, brings over 10 years of experience in biopharmaceutical business development, corporate strategy and capital formation at Bristol Myers Squibb and Putnam Associates. Venkat Ramanan, Ph.D., our Chief Financial Officer, holds over 20 years of experience in biopharmaceutical finance and operations at Seagen, Gilead, and Amgen.

Since our inception, we have raised $449.8 million in capital, including approximately $172.0 million from preferred stock financings and $190.0 million in non-dilutive payments from strategic partnerships and most recently, raised $80.0 million with gross proceeds from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters option to purchase additional shares in the IPO.

Our Strategy

Our mission is to develop new medicines to treat and cure patients with solid tumors using our next generation TIL therapy approach. We intend to achieve our mission by implementing the following strategies.

•
Advance our lead Selected TIL product candidate, TIDAL-01, for the treatment of solid tumors. We are developing TIDAL-01 for the potential treatment of a broad range of solid tumor types and we are pursuing a clinical development strategy designed to demonstrate benefit in multiple indications. We have an ongoing Phase 1b clinical trial that will evaluate TIDAL-01 in solid tumors where the benefit of bulk TILs has not been established, including breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma. Additionally, our two investigator sponsored Phase 1 clinical trials in collaboration with Moffitt that will evaluate TIDAL-01in colorectal cancer, head and neck cancer and multiple types of melanoma including cutaneous melanomas, an indication where bulk TILs have shown objective responses in clinical trials. We are very early in our development efforts, and as we make progress, if we obtain positive results of sufficient magnitude from one or more trial(s), we intend to discuss, receive guidance and the appropriate acceptance from the relevant regulatory agency(ies) to determine if we will be advancing TIDAL-01 into pivotal trials, which are trials that are intended to secure regulatory approval for a product candidate.
•
Develop TIDAL-02 and continue to build our pipeline of additional Selected TIL programs. We are expanding our portfolio by making modifications to our Selected TILs to streamline manufacturing and further enhance the quality and function of Selected TILs. This strategy is exemplified by our second Selected TIL program, TIDAL-02. This program is intended to employ a next generation rapid selection process, culture enhancements to improve and maintain TIL quality ex vivo, and/or functional gene edits to ensure durable enhancements to TIL quality and persistence in vivo, while minimizing dependance on exogenous IL-2 for in vivo proliferation. We intend to advance TIDAL-02 towards the clinic for the treatment of solid tumor indications that are distinct from and complementary to TIDAL-01, with the goal of moving into earlier lines of therapy. In addition to TIDAL-02, we have ongoing research efforts to further expand our pipeline of Selected TIL programs.
•
Leverage viral immunotherapies to further increase the activity of Selected TILs, if approved, across multiple solid tumors. Given our oncolytic virus expertise and our proprietary viral immunotherapies, we believe we are strongly positioned to be a leading company in using viral immunotherapy to further increase the activity of our TIL therapies, if approved. We plan to advance our TIDAL-01 and viral immunotherapy combination strategy to further expand the breadth and depth of response of our Selected TILs across multiple solid tumors. We also plan to explore additional Selected TIL and viral immunotherapy combinations.

•
Commercialize and improve patient access to Selected TIL therapy through our CMC development expertise and manufacturing capabilities. We are expanding our in-house cell therapy process and analytical development capacity and capability, and in parallel assembling a network of external manufacturing and supply chain partners. We have designed a robust analytical characterization program to complement clinical development, support regulatory requirements and enable access to our Selected TILs for a broad range of patients with solid tumors. Our intent is that all early-clinical stage Selected TIL product candidates are built upon a CMC foundation with clear line-of-sight to commercial viability, sequenced and staged appropriately with clinical progress.
•
Support existing and opportunistically explore future strategic partnerships and collaborations to maximize the potential of our programs. We are leveraging relationships with three academic collaborators, including a strategic partnership with Moffitt, and collaborations with the National Cancer Institute, or NCI, and Centre hospitalier de l’Université de Montreal, or CHUM, to help support development of our Selected TIL approach and pipeline. Our academic relationships are designed to enable us to tap into the deep expertise within these leading institutes that have decades of research and clinical experience in developing TIL therapies. We plan to continue to explore opportunistic collaborations with both academic and industry partners to extend our reach and maximize the potential of our programs.

Background on Solid Tumors and TILs

Solid Tumors: A Medical Need in Cancer

Solid tumors contribute a massive burden to society, with high mortality and poor outcomes associated with more advanced disease. In the United States, there are over 1.6 million new solid tumor cases per year, representing approximately 90% of all cancers. Furthermore, solid tumors result in over 500,000 U.S. deaths per year. Several key factors such as tumor heterogeneity, as well as challenging tumor microenvironments, have made solid tumors very difficult to treat. Despite advances in the oncology treatment landscape, solid tumors continue to result in low rates of long-term survival in the United States. When tumors become refractory to early lines of treatment, options for further therapy are currently limited to alternate forms of chemotherapy, clinical trials of agents in development or palliative care. Each of these alternatives presents a low likelihood of cure, while generally exposing patients to safety and tolerability concerns. Once the cancer metastasizes, mortality exceeds 90%.

Overview of Current Cancer Immunotherapies and Limitations

Immuno-oncology is an evolving field of cancer therapy that is designed to harness the power of the body’s own immune system to prevent, control, and eliminate cancer. Immuno-oncology therapies activate the immune system to enhance and/or create anti-cancer immune responses, as well as to overcome immunosuppressive mechanisms that cancer cells have developed. FDA approval of several immunotherapies has firmly established the role of this modality in the fight against cancer. A few of the leading immunotherapies include ICIs and adoptive cell therapy, or ACT.

Immune Checkpoint Inhibitors

The development of ICIs represented a breakthrough for the treatment of various cancers. Immune checkpoints act as gatekeepers of immune responses, down-regulating T cell activity to prevent the destruction of healthy cells. However, cancer cells can also express these checkpoints to evade the immune system. Immune checkpoints have become the focus of numerous therapies that seek to block the activation of inhibitory immunoreceptors and reinvigorate antitumor function of immune cells. Monoclonal antibodies targeting immune checkpoints such as CTLA-4, PD-(L)1, and LAG-3 can restore antitumor immunity, thus reversing immune evasion and promoting tumor cell death. These therapies have found robust commercial success, with approximately $40.0 billion in worldwide sales in 2022. However, they have only incrementally improved broader patient outcomes, with less than 15% of all cancer patients responding to ICI therapy. The effectiveness of ICIs is heavily dependent on the presence of tumor-reactive T cells for this treatment to reinvigorate, and many patients lack enough T cells that recognize the target tumor. Furthermore, ICIs can promote systemic activation of self-reactive T cells resulting in immune-related adverse events.

Adoptive Cell Therapies

ACTs are immunotherapies that directly harness immune cells as the therapeutic modality. These immune cells, often T cells, are isolated from the patient or healthy donors, expanded, and sometimes engineered ex vivo, and then transferred into the patient. These processes allow for the expansion of T cells away from the immunosuppressive nature of the tumor microenvironment. While checkpoint inhibitors seek to re-activate the endogenous immune response, ACTs introduce immune cells into the body to attack target cancer cells. Most of the activity in ACTs has focused on ways to provide the requisite specificity of the T cells to cancer: identifying tumor-associated targets, evaluating their frequency on cancers versus healthy tissues, and evaluating the best ways to traffic T cells to them and attack the cancer. Three of the key ACT modalities utilizing T cells, that have been evaluated for the treatment of cancer include CAR-T, TCR-T, and TILs.

•
CAR-T: CAR-T therapies are T cells extracted from blood that have been genetically engineered to express artificial cell surface receptors known as chimeric antigen receptors, or CARs. CARs are comprised of an extracellular binding domain specific to a surface molecule on tumor cells and an intracellular activation domain that turns the T cells “on” to kill tumor cells when the CAR binds to the tumor cell target. While patient-derived, or autologous, CAR-T therapies have been approved and have demonstrated responses in hematological cancers, they have resulted in significant off-tumor effects and limited to no objective responses in clinical trials in solid tumors. CAR-T therapies face a number of challenges in solid tumor settings, including lack of cell surface molecules that can be safely targeted, an inability to recognize intracellular tumor-specific proteins, and tumor antigen heterogeneity. Furthermore, the potent immune activation responsible for the success of CAR-Ts also drives the potential for life-threatening toxicity of cytokine release syndrome.
•
TCR-T: TCR-T therapies are T cells extracted from blood that have been genetically engineered to express T cell receptors, or TCRs, that bind specific fragments of proteins presented by the human leukocyte antigen, or HLA, complexes on the surface of target cells. TCR-T therapies are engineered with a cloned TCR that directs the T cells to recognize peptides that arise from the tumor’s mutated proteins or an aberrant or overexpressed self-protein. Unlike CAR-T therapies, TCR-T therapies have the potential to target intracellular proteins preferentially expressed by cancer cells. While there has been some limited clinical success in solid tumors, the HLA-dependent mechanism of TCR-Ts requires careful tissue matching between the transgenic TCR and the patient or the expression of engineered TCRs in the patient’s own cells, thus restricting the addressable patient population. In addition, the targeted antigen may not be expressed uniformly across the tumor cells, and this heterogeneity can lead to ineffective targeting of the tumor, tumor escape and treatment-resistant tumor growth.
•
TILs: TIL therapies are a type of ACT whereby lymphocytes including T cells are extracted from the patient’s tumor, expanded outside the body, and then infused back into the patient. TILs contain T cells with a diverse set of TCRs and are polyclonal, meaning they recognize multiple different antigens, and polyfunctional, meaning that they have multiple effector functions. Due to these features, TILs have the potential to penetrate tumors and recognize and kill cancer cells and offer potential as a therapeutic for the treatment of solid tumors. To date, TILs have shown objective responses in clinical trials in solid tumors.

We believe that TILs have the potential to address the challenges of solid tumor recognition and heterogeneity in ways that CAR-Ts and TCR-Ts cannot, as illustrated in the figure below.

Responses Observed with Bulk TILs in Clinical Trials

Patient-specific TIL-based investigational therapies have been studied and developed for the treatment of solid tumors for over three decades. Pioneering work led by Dr. Steven A. Rosenberg, M.D., Ph.D., at NCI, first demonstrated objective responses in clinical trials of TILs in the treatment of melanoma. Most of the early work in TILs was focused on the development of an ACT using “bulk TILs,” whereby all TILs extracted from a patient’s tumor are isolated, expanded ex vivo and then reinfused into the patient.

Over the years, several hundred patients in the United States have received bulk TIL therapies across academia and industry sponsored clinical studies. In metastatic melanoma patients refractory to PD-(L)1 treatments, bulk TIL monotherapy has yielded objective response rates, or ORR, of approximately 30% to 50%, with complete response rates, or CRs, ranging from approximately 5% up to 20%. If a complete response lasts the lifespan of a patient, it would be considered as a cure – in general clinical practice patients are referred to as “cured” if they remain in complete response for greater than five years as the probability of their disease recurrence is low. Beyond metastatic melanoma, bulk TIL therapy has demonstrated early therapeutic potential in a limited number of solid tumors including squamous cell carcinoma of the head and neck, cervical cancer, and non-small cell lung cancer. To date, clinical trials of bulk TIL products have trended toward achieving their greatest success in cancers with a high number of mutations, also typically referred to as high tumor mutational burden, or TMB.

Limitations of Bulk TILs

The body of data spanning decades of research and clinical development in TILs has shed light on what we believe is the key feature that has made TILs successful to date, and also what has limited the success of bulk TILs to a subset of high TMB solid tumor indications. The therapeutic potential in any TIL product is driven by the “tumor-reactive T cells” that are characterized by recognition of tumor-specific antigens. Tumor-reactive T cells are polyclonal and polyfunctional populations of cells that can comprehensively recognize and kill a diverse population of heterogenous tumor cells unique to each patient.

We believe the key limitation of bulk TILs is the small subset of tumor-reactive T cells that exist in most bulk TIL products. Bulk TILs are routinely dosed at 109 cells or more, with tumor-reactive T cells representing reported median values of less than 3% (Lowery et al., 2022) of the total number of cells infused back into the patient. The tumor-reactive T cells included in bulk TIL products may be sufficient to drive utility in some patients with high TMB tumors. However, the fewer the number of mutations in the initial tumor material used to generate the bulk TIL product, the lower the number and proportion of tumor-reactive T cells included in a bulk TIL product, and consequently the lower the activity observed. In fact, across more than 50 patients with epithelial malignancies and low TMB tumors studied at the National Cancer Institute, or NCI, bulk TILs have demonstrated limited to no objective responses in clinical trials.

We believe the limitations described above highlight the need for the next generation of TIL therapy to selectively expand the necessary population of tumor-reactive T cells to maximize the benefit of TILs across a greater breadth of solid tumors. We believe that a greater population of tumor-reactive T cells delivered to a patient in a TIL product can expand the potential utility of TILs, if approved, to multiple solid tumor types.

Our Solution: Selected TILs

We are developing next generation TIL therapies for the potential treatment of multiple solid tumors. At present, no therapies in clinical development for our chosen solid tumor indications have demonstrated consistent curative outcomes for patients. Our innovative Selected TIL approach focuses on selecting and expanding the most potent tumor-reactive T cells to overcome the limitations of bulk TILs. This approach is grounded in work conducted in academia that has demonstrated improved clinical responses for selected TILs in solid tumor types where bulk TILs have not shown objective responses in clinical trials. We are leveraging this work to establish a standardized manufacturing process for large scale production of our Selected TILs.

We are developing Selected TILs based on foundational principles with the goal of yielding the greatest number and proportion of tumor-reactive T cells in our TIL product candidates. We are developing TIL therapies for the potential treatment of a broad range of solid tumor types by employing the following principles:

(1)
Unbiased identification of patient-specific tumor antigens: We seek to identify the most comprehensive set of patient-specific tumor antigens. We use an unbiased identification process that aims to find and capture the greatest diversity of antigens with the potential to drive the most robust T cell response, unlike other TIL products that are biased toward a specific subset or class of antigen(s), which may miss relevant tumor antigens or focus on the wrong targets.
(2)
Selection of greatest breadth of tumor-reactive T cells from patient extracted TILs: Our goal is to capture and isolate the greatest number and proportion of a patient’s tumor-reactive T cells that have the potential to attack and destroy heterogeneous solid tumors. We aim to select the greatest diversity of T cells, by using a functional-based screening process that confirms reactivity to the identified patient-specific tumor antigens rather than relying on a bioinformatics-based prediction algorithm that may not be truly predictive. Importantly, we seek to select for both CD8+ T cells, which can directly kill tumor cells, and CD4+ T cells, which stimulate and recruit other immune cells to tumor sites; studies have shown that the presence of both types of T cells is important for effective tumor control.
(3)
Expansion of all tumor-reactive T cells and removal of all non-tumor-reactive bystander cells: We expand our selected tumor-reactive TIL population to magnitudes consistent with bulk TIL products and actively remove unnecessary bystander cells. This selective expansion has resulted in a substantially higher proportion of tumor-reactive T cells in the final product in comparison to the relatively infrequent tumor-reactive T cells that are routinely found in bulk TIL. Based on our non-clinical studies across multiple tumor samples to date, we have been able to achieve tumor-reactive T cell frequencies in our selected TIL drug product of up to 62%, with a median frequency of 23%. With ongoing continuous process improvements as part of our manufacturing strategy we are targeting >70% tumor-reactive T cells in our drug product as we advance clinical development.

The potential advantages of Selected TILs over bulk TILs are depicted in the figure below.

The approach described above is inherently designed to select for and characterize the active TIL product, i.e., the tumor-reactive T cells. Bulk TIL approaches do not select for the active TIL product and have consequently faced challenges in product characterization and potency assay development. We believe that our Selected TIL approach will facilitate the development of potency release assays to support regulatory requirements and avoid the characterization challenges of bulk TILs.

Supporting Clinical Evidence

We believe the growing body of prospective and translational clinical data in the TIL field supports the potential of our Selected TIL approach.

A study by Kristensen et al. in 2022 reviewed data from 26 metastatic melanoma patients who were treated with TILs and evaluated the correlation between the number and frequency of tumor-reactive T cells in the TIL product and the level of progression-free survival, or PFS, observed. Progression-free survival is the length of time during and after the treatment of the patient’s cancer, that a patient lives with their cancer but it does not get worse. PFS does not indicate that a patient is cured of their disease. As demonstrated in the figure below, patients that received TIL products with a high frequency of tumor-reactive T cells, more specifically referenced as neoantigen-reactive T cells in this study, experienced longer periods of PFS. Comparatively, patients receiving TIL products virtually devoid of tumor-reactive antigen recognition experienced rapid disease progression following TIL treatment.

The key challenge for bulk TILs is that there is a limited number and breadth of these tumor-reactive T cells, which constrains the potential for bulk TILs to drive higher objective response rates in patients (vs. the objective response rates that have been observed in clinical trials to date). As a result, academic researchers have explored the potential of selecting or enriching for tumor-reactive T cells within the bulk TILs as a potential therapy for cancers where bulk TILs have not shown high objective response rates in clinical trials, including lung, breast, colorectal, and bile duct cancers.

Early academic selection and enrichment strategies typically utilized fragment-based selection and expansion approaches. Following harvest and dissection of the tumor, small numbers of tumor fragments were placed into separate multi-well tissue culture dishes and cultured with the tumor or manufactured antigens. TIL populations that were activated by exposure to tumor antigens in culture would then be identified based on cytokine expression and/or T cell activation marker expression, and only those activated TIL populations would be expanded for use in the final product.

A variation of this TIL selection approach demonstrated preliminary outcomes in non-small cell lung cancer in a study reported by Creelan et al. in 2021. Approximately 54% of the patients evaluable for clinical response in this study received TILs with confirmed tumor-reactivity, whereas the remainder received TIL products with no confirmed tumor-reactive T cells, which we believe demonstrates the crude and inconsistent nature of the academic manufacturing process. However, of the patients that received a TIL product with tumor-reactive T cells, 43% experienced a partial response, or PR, or CR, whereas all of the patients that received TILs without confirmed tumor-reactive T cells experienced disease progression, as shown in the table below. We believe this study highlights the potential of selected TILs to generate positive outcomes in a challenging tumor indication, even with a rudimentary selection process.

In clinical trials, TIL products enriched for tumor-reactive T cells using early selection strategies have also led to cancer regressions in difficult to treat epithelial malignancies including metastatic breast cancer, or mBrCa. Zacharakis et al., in 2022 demonstrated that these TILs mediate regression in patients with breast cancer refractory to standard treatments. Three of six patients with mBrCa treated with infusion of tumor-reactive TILs developed objective cancer regression, and one CR was observed to be durable for more than 5.5 years.

This trial also highlighted the importance of different T cell populations in the TIL product. CD4+ T cells appeared to be the predominant population in the mBrCa TILs that demonstrated tumor reactivity. We believe this result suggests that successful selection strategies should include both CD8+ and CD4+ cells in the final TIL product.

Additional single patient academic studies in colorectal cancer in 2016 and bile duct cancer in 2014 conducted by Tran et al. utilizing early TIL selection strategies also have yielded responses. Notably, the bile duct patient was originally treated with bulk TILs that initially resulted in some tumor reduction, although the patient subsequently progressed. This patient was further treated with selected TILs at a point when the patient had higher disease burden and demonstrated a tumor regression that was durable for 35 months as shown in the graphic below.

Lung
Liver
Total
Tumor burden
(% of pre-treatment baseline)
200
150
100
50
0
-6
0
6
12
18
24
30
36
42
48
54
Months relative to cell transfer
Bulk TIL: Modest tumor regression and disease stabilization for 13 mo.
Academic Selected TIL: Deep and durable tumor regression for 35 mo.

The selection processes of the studies above differ from our Selected TIL approach due to a crude enrichment of tumor-reactive T cells through small pools of tumor fragments. These processes only partially enriched the drug products for tumor-reactive T cells and allowed carry over of bystander cells into the drug products. In contrast, our method of physical single cell sorting is designed to ensure selection of all tumor-specific antigen-reactive T cells and also facilitates efficient removal of bystander cells.

Building a Product Pipeline to Further Enhance the Quality and Function of Selected TILs

We believe our Selected TIL approach sets us apart from others in the industry that are utilizing bulk TILs, including newer bulk TIL approaches that introduce gene edits and culture media additives to enhance TIL quality and function. We believe that without the optimal starting population of tumor-reactive T cells, further enhancements or modifications to bulk TILs are unlikely to succeed in extending their potential utility beyond the limited tumor types where bulk TILs have already shown objective responses in clinical trials. We are also extending our product pipeline by making additional modifications to our proprietary Selected TILs and deploying them in differentiated combination strategies to further enhance TIL quality and function.

Modifications to Enhance TIL Quality

We are developing pipeline programs where we are evaluating enhanced culture conditions during the TIL production process to maintain and further improve TIL quality ex vivo. These enhanced culture conditions are designed to incorporate a mix of cytokines with the potential to rejuvenate dysfunctional and/or exhausted T cells.

Additionally, we plan to introduce functional genetic modifications into our pipeline programs that may drive potential for more sustained TIL quality and persistence in vivo. These gene edits will be designed to modify the tumor-reactive T cells to proliferate while resisting exhaustion post infusion, minimize their dependance on exogenous IL-2 for in vivo proliferation, and maintain their potential to kill tumors in suppressive tumor microenvironments. We are currently evaluating and prioritizing clinically informed targets for these genetic modifications.

Virus Combinations

Viral immunotherapy is a therapeutic modality with widespread potential to drive and modulate immune responses to tumors. The potential of viral immunotherapy has been validated by the FDA-approval of Talimogene laherparepvec for the treatment of metastatic melanoma. Many viruses have inherent oncolytic activity that can be modulated through genetic engineering. These viruses are characterized by the unique features of preferentially infecting, replicating within, and killing malignant tumor cells, as well as activating the immune response. Viral immunotherapies are designed to convert immunologically unresponsive “cold” tumor microenvironments to more reactive “hot” tumor microenvironments and thereby enhance the activity of immunotherapies including ICIs and ACTs, such as TIL therapies.

We believe we are strongly positioned to combine our Selected TIL product candidates with our proprietary viral immunotherapies utilizing two distinct approaches:

•
Viral immunotherapy pre-treatment (prior to TIL extraction) to optimize TIL harvest and broaden access to indications less amenable to TIL therapy: Pre-treating the patient with a viral immunotherapy has the potential to disrupt the tumor and expose new antigens to the immune system thus driving a larger and more diverse population of tumor-reactive T cells. In addition, viruses elicit systemic cytokine production that can traffic T cells to the site of the tumor. We believe treatment with our viral immunotherapies could enable a superior TIL harvest, in quality, quantity and breadth of TILs. We plan to target this approach specifically to patients and indications for which the TIL yield is typically low, often leading to failure in generating sufficient TIL therapy for the patient.
•
Viral immunotherapy post-treatment (following delivery of the TIL product) to optimize TIL trafficking and function to further increase the activity of our TIL therapies: Viral immunotherapy utilizes multi-mechanistic approaches to reprogram the immunosuppressive tumor microenvironment (i.e., turn a “cold” tumor “hot”) that can potentiate TIL infiltration, function, and proliferation within the tumor. In addition, virus at the tumor site is designed to serve as a beacon to call TILs to the site of the tumor. We believe treating the patient with viral immunotherapy following TIL infusion into the patient has the potential to further increase the activity of our TIL therapies, if approved, across several challenging solid tumors.

Our Pipeline

We are applying our Selected TIL approach for the potential treatment of a wide range of solid tumors. We are developing a broad pipeline aimed at improving outcomes for patients with cancers, as illustrated in the chart below.

* Two concurrent investigator sponsored trials at Moffitt Cancer Center

CRC - Colorectal cancer; HNSCC - Head and neck squamous cell carcinoma

•
TIDAL-01: Our lead Selected TIL product candidate utilizes an unbiased identification and functional screening process to isolate and selectively expand the greatest breadth of tumor-reactive T cells extracted from the patient’s tumor. We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt, across colorectal cancer, head and neck cancer, and both cutaneous and non-cutaneous melanomas.

Investigator sponsored trials are clinical trials where the investigator of the trial is also the “sponsor” of the trial for regulatory purposes. An “investigator” conducts clinical investigations and is the person under whose immediate direction the study drug is administered or dispensed to patients. A “sponsor” initiates and takes responsibility for a clinical investigation. A person who both initiates and conducts a clinical trial, and is responsible for all regulatory requirements, is designated as a “sponsor-investigator” by the FDA. Clinical investigators at academic medical centers who initiate clinical trials with a lawfully marketed drug to be used in a patient population or indication not within the official labeling often fit within this designation. In addition, as is the case with our investigator-sponsored trials, a company may provide a sponsor-investigator with supply of its unapproved product candidate and funding for the trial. Investigators who initiate and conduct such trials are responsible for obtaining an IND from the FDA and for ensuring compliance with the IND and associated regulatory requirements. As provided by the FDA’s regulations, the sponsor of a clinical trial is responsible for, among other things, selecting qualified investigators, providing them with the information they need to conduct the trial properly, ensuring proper monitoring of the trial, ensuring that the trial is conducted in accordance with the protocols contained in the IND, maintaining an effective IND with respect to the trial, and ensuring that the FDA and all participating investigators are promptly informed of significant new adverse effects or risks with respect to the drug. In contrast, in a company-sponsored trial, the pharmaceutical company whose drug will be studied is the sponsor of the trial and, as such, is responsible for ensuring compliance with all regulatory requirements, including obtaining the IND.

Under our multi-site trial, we control all aspects of our trial including, but not limited to, study protocol development, patient selection and enrollment, regulatory interactions, data release, and manufacturing through our industrial contract development and manufacturing organization, or CDMO. Under the investigator sponsored trial, which is fully funded by us, Moffitt is solely responsible for regulatory interactions, trial conduct and manufacture of TIDAL-01 at the Moffitt Cancer Cell Therapy Facility, with input and support from us at Moffitt’s discretion. Investigators at Moffitt are also solely responsible for the design of the trial and patient selection and enrollment, where we remain in close contact with the investigators to provide our input if appropriate. Any data disclosures will be made in collaboration with us and any improvements to the TIDAL-01 manufacturing process are solely at our discretion. We intend to provide an initial clinical update across these two trials in mid-2024.

•
TIDAL-02: Our next generation Selected TIL program encompasses a streamlined manufacturing process designed for selecting tumor-reactive T cells, with additional modifications to enhance TIL quality and function. TIDAL-02 is currently in preclinical development.
•
Selected TIL and viral immunotherapy: Our combination strategies are designed to improve TIL harvest and overcome the immunosuppressive tumor microenvironment for better trafficking and expansion of TILs in vivo. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

TIDAL-01

Overview

TIDAL-01 is our lead Selected TIL product candidate that we are advancing in multiple solid tumor indications. TIDAL-01 utilizes an unbiased identification and functional screening process to isolate and selectively expand the most comprehensive set of tumor-reactive TILs from the patient’s tumor. Our TIDAL-01 production process is designed to deliver at least 109 cells and targets greater than 70% functional and potent tumor-reactive T cells.

We have a multi-site Phase 1b clinical trial ongoing for TIDAL-01 in patients with solid tumors such as breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, which are indications where bulk TILs have not historically shown objective and/or durable responses in clinical trials. Additionally, our two ongoing investigator sponsored Phase 1 clinical trials in collaboration with Moffitt will evaluate TIDAL-01 in colorectal cancer, head and neck cancer, and multiple types of melanoma including cutaneous melanomas, an indication where bulk TILs have shown objective responses in clinical trials. We are very early in our development efforts, and as we make progress, if we obtain positive results of sufficient magnitude from one or both trials, we intend to discuss, receive guidance and the appropriate acceptance from the relevant regulatory agency(ies) to determine if we will be advancing TIDAL-01 into pivotal trials, which are trials that are intended to secure regulatory approval for a product candidate. We plan to provide an initial clinical update on the TIDAL-01 program in mid-2024.

Background on Breast Cancer, Colorectal Cancer, Head and Neck Cancer, Uveal Melanoma, and Cutaneous Melanoma

Breast cancer: Breast cancer makes up approximately 15% and 14% of all new cancer cases in the United States and Europe, respectively. About one in eight U.S. women and one in 11 European women will develop invasive breast cancer over the course of her lifetime. In 2024, an estimated 314,000 new cases and 43,000 deaths are projected to occur in the United States. In the European Union, approximately 379,000 people were estimated to have been diagnosed with breast cancer in 2022, along with an estimated 97,000 deaths. Nearly 30% of women diagnosed with early-stage breast cancer will eventually develop metastatic disease. Breast cancer is the second leading cause of cancer death in women in the United States, only trailing lung cancer. In recent years, improvements in early diagnosis and treatment have improved survival rates by approximately 1% per year, but the five-year survival rate for women with metastatic breast cancer is 28%. Treatment options and recommendations depend on several factors, including the tumor’s subtype, stage, genomic markers, the patient’s age, and presence of known mutations in inherited breast cancer genes, but may include surgery, radiation therapy, chemotherapy, hormonal therapy, targeted therapy, and immunotherapy.

Colorectal cancer, or CRC: CRC is the third most commonly diagnosed cancer and ranks second in terms of mortality in the United States. In 2024 in the United States, it is estimated that there will be approximately 153,000 new CRC cases, and 53,000 deaths. In the European Union, approximately 356,000 people were estimated to have been diagnosed with CRC in 2020, and there were approximately 159,000 deaths. Of these cases, approximately 85% of patients are characterized as microsatellite stable, or MSS as opposed to the approximately 15% which are microsatellite instable, or MSI. Whereas the microsatellite instability-high, or MSI-H, phenotype confers good prognosis and greater response to immunotherapy in CRC, MSS tumors are generally considered ‘cold’ tumors and are less responsive to immunotherapies, with anti-PD-(L)1 therapy demonstrating nearly no effect. The five-year survival rate for all colorectal cancer in the United States is approximately 65% and drops below 20% if the cancer has metastasized. Treatment options for CRC include surgery, radiation therapy, chemotherapy, targeted therapy, and immunotherapy.

Head and Neck Squamous Cell Carcinoma, or HNSCC: HNSCC accounts for approximately 90% of all head and neck cancers and is the seventh most common cancer worldwide, with 890,000 new cases and 450,000 deaths annually. The overall incidence of HNC continues to rise, with a predicted 30% increase annually by 2030. The number of new cases of HNSCC in the United States in 2024 is expected to be 64,000, with 15,000 expected deaths. There were approximate 120,000 new cases of HNSCC in Europe in 2022, and an estimated 63,000 deaths. HNSCC comprises a group of malignancies mostly derived from the mucosal epithelium in the oral cavity, pharynx and larynx. Oral cavity and larynx cancers are generally associated with tobacco consumption, alcohol abuse or both, whereas pharynx cancers can be attributed to infection with human papillomavirus (HPV). The treatment approach for oral cavity cancers generally consists of surgery followed by chemotherapy plus radiation (CRT) while pharynx and larynx cancers are primarily treated with CRT. For the treatment of recurrent and unresectable disease, immune checkpoint inhibitors, including pembrolizumab and nivolumab, have been approved as primary treatment. Approximately 30% to 40% of patients present with early-stage disease, and the five-year overall survival in these patients is 70% to 90%, which is reduced to approximately 39% for patients with metastatic HNSCC. Patients with recurrent disease have a poor prognosis, though those with only locoregionally recurrent disease may benefit from definitive treatment. The toxicity associated with current treatment regimens is substantial.

Uveal melanoma: Uveal melanoma is a rare and aggressive form of melanoma that affects the eye. It is the most common primary intraocular malignancy in adults, and represents approximately 85% of all ocular melanomas.. In the United States, it is estimated that there are approximately 5,000 new cases of uveal melanoma per annum, and approximately 3,000 in Europe. About 5% of patients present with metastatic disease, and up to 50% will eventually develop metastatic disease, usually involving the liver and less frequently lung, bone, and other organs. Epidemiology of uveal melanoma varies by region and ethnicity. Treatment generally involves surgery if metastases are not present and radiation therapy. In cases where uveal melanoma is constrained to the eye, five-year survival rates are about 85%, but if the disease spreads to other organs, the five-year survival rate is 13%. While there is one FDA-approved drug for the treatment of unresectable or metastatic uveal melanoma, there remains a medical need due to a number of factors including only a subset of patients being eligible for treatment by the approved product. Other potential treatment options include anti-PD-(L)1 or anti-CTLA-4 checkpoint inhibitors, chemotherapy, and kinase inhibitors.

Cutaneous melanoma: Cutaneous melanoma, or melanoma of the skin, is the most common form of melanoma. In the United States, approximately 101,000 new melanoma cases are expected to be diagnosed in 2024, and 8,000 deaths. Across Europe in 2022, there was an estimated 102,000 new cases, and 17,000 deaths. Melanoma is unique compared to non-melanoma skin cancers in that it tends to spread locally, regionally, and distantly. Metastatic spread risk is high in melanoma patients, with approximately 5% of melanoma cases being metastatic at diagnosis, and most often involves skin and subcutaneous tissues, lungs, liver, bones and brain. Surgery is the main treatment option for most melanomas and usually cures localized invasive melanoma. For melanomas that have metastasized to other areas of the body or organs that cannot be surgically removed, radiation, checkpoint inhibitor therapy (anti-PD-(L)1 with or without anti-CTLA-4), targeted therapy or chemotherapy are the most common treatment options, with a five-year survival rate of approximately 23%.

Our Solution: TIDAL-01

TIDAL-01 is a Selected TIL product candidate that utilizes an unbiased identification and functional screening process designed to isolate and selectively expand the greatest breadth of tumor-reactive TILs from the patient’s tumor. We are developing TIDAL-01 for the potential treatment of a broad range of solid tumor types.

We have developed consistent and scalable current good manufacturing practice, or cGMP manufacturing for TIDAL-01 designed to deliver a potent tumor-reactive T cell product. The manufacture of each TIDAL-01 product is initiated by harvesting the patient’s tumor samples through surgical resection and collecting monocytes from the blood through apheresis. The three key processes steps to manufacture TIDAL-01 are isolation, selection, and expansion:

•
Isolation: Tumor samples are shipped to a centralized manufacturing facility where the tumor is dissected into small fragments and cultured with cytokines. TILs are then isolated from the tumor fragments and incubated to generate a sufficient population of cells to perform the selection process.
•
Selection: The patient’s tumor sample is sequenced and mutations that are specific to the tumor are identified based on comparisons to the patient’s healthy tissue. These mutant sequences are used to generate more than 190 unique peptides that represent potential tumor antigens. We believe that this number of peptides can cover the full set of tumor antigens found in low TMB tumors. In the case of high TMB tumors where more than 200 antigens have been identified, we use our in-house bioinformatics capabilities to prioritize the most immunogenic antigens for peptide generation.

In parallel, monocytes from the apheresis product are differentiated into dendritic cells, or DCs. The synthesized peptides are incubated with the DCs, which process and present the antigens to become antigen-presenting cells, or APCs.

In order to identify tumor-reactive T cells within the isolated TILs, we utilize a functional screening process leveraging these APCs. The isolated TILs are co-cultured with APCs and only the tumor-reactive T cells that recognize the antigens on the APCs become activated. These activated tumor-reactive T cells are then physically sorted from the cells that are not tumor-reactive on the basis of well-established activation markers. This process is designed to generate Selected TILs that capture the greatest breadth of tumor-reactive T cells and remove potentially detrimental bystander cells.

•
Expansion: These Selected TILs are expanded in culture with cytokines to a target of 109 or more cells, which we believe represent a therapeutically relevant dose. The cells are then formulated, cryopreserved, and shipped to the clinical site for patient administration.

These three processes steps are depicted in the schematic and associated process flow chart below:

Isolation
Selection
Expansion
Receive patient tumor in centralized facility
Fragment tumor and culture with cytokines
Isolate and incubate TIL for selection process
Sequencing tumor to identify mutations
Synthesize peptides representing tumor antigens
Isolate monocytes from apheresis
Differentiate monocytes into DCs
Pulse DCs with peptides to generate APCs
Co-culture TILs and APCs to activate tumor-reactive T cells
Sort tumor-reactive T cells
Expand in culture with cytokines
Formulate, cryopreserve and ship Selected TILs for patient infusion

Our process is designed to result in a Selected TIL therapy targeting at least 109 cells with the following product attributes:

•
Targets greater than 70% tumor-reactive T cells
•
Polyclonal and polyfunctional mix of CD4+ and CD8+ cells
•
Potential to target a large breadth of antigens specific to each individual patient
•
Potential to stimulate broad immunological responses
•
Clearly defined potency parameters

Manufacturing, Process Development, and Analytical Characterization

To date, we have completed multiple manufacturing runs that meet clinical specifications to establish readiness for clinical manufacturing. All completed runs successfully demonstrated consistency and reproducibility of desired yield, distribution of CD8+ and CD4+ T cells, and anticipated preliminary potency parameters of the TIDAL-01 product at good current manufacturing practice, or cGMP scale.

Manufacturing of TIDAL-01, from the collection of patient samples to the infusion of the drug product into the patient, currently takes around eight weeks. We have ongoing in-house process development efforts focused on reducing manufacturing time to approximately four weeks by optimizing critical steps in manufacturing, supply chain and logistics. Some improvements include establishing in-house tumor sequencing capabilities, expediting synthesis and shipping of peptides and reducing the duration of the expansion process. Most of our efforts to reduce manufacturing time are well underway and we expect to have the key improvements fully implemented prior to the initiation of any pivotal trials.

Our TIDAL-01 process is inherently designed to select for and characterize the tumor-reactive T cells that provides the tools to measure tumor specific potency and facilitate the development of potency release assays to support regulatory requirements and avoid the characterization challenges of bulk TILs. We have implemented a comprehensive sample retention strategy for the final TIL product manufactured per patient as well as critical raw materials and process intermediates to facilitate a robust analytical characterization program, with a variety of functional and phenotypic assays deployed for potency assessment.

TIDAL-01 is currently deployed at two primary manufacturers for the isolation, selection, and expansion steps: the Moffitt Cancer Center Cell Therapy Facility and an industrial contract development and manufacturing organization, or CDMO. We believe that continuing to maintain full control of our manufacturing network and supply chain, across our overall pipeline, is central to our success and a core component of our strategy. As TIDAL-01 progresses in clinical development, we expect to continue to form and expand strategic external partnerships across all facets of our manufacturing and supply chain. If we demonstrate clinical success of TIDAL-01, we intend to explore both the design, engineering, construction, commissioning, and operation of a fully integrated commercial manufacturing supply chain, as well as external strategic partnerships that are favorable to us and satisfy anticipated manufacturing demand.

Strategic Alliance and Collaboration with Moffitt Cancer Center

We have entered into a strategic alliance with Moffitt, an academic leader in the TIL field to leverage their expertise for advancement of TIDAL-01 into the clinic. Moffitt has significant experience in conducting cell therapy clinical trials, and specialized expertise in treating patients with TIL therapies. Moffitt has on-site cGMP facility for clinical manufacturing of TIL products and laboratories which provides them with research and translational support. We have partnered with Moffitt to open two TIDAL-01 INDs for investigator sponsored trials for the treatment of colorectal cancer, head and neck cancer, and both cutaneous and non-cutaneous melanomas. Under the strategic alliance, Moffitt will provide us support for clinical site activation and patient recruitment. Additionally, Moffitt will support the ongoing trial with dedicated cleanroom capacity and manufacturing priority at their on-site cGMP facility for TIDAL-01 production. In parallel, we are also working with Moffitt on our dedicated pre-clinical research studies supporting the use of our Selected TILs in solid tumor types, including breast and gastrointestinal cancers.

Nonclinical Studies

In order to evaluate the therapeutic potential of TIDAL-01, we conducted a series of nonclinical studies using Selected TILs generated with our TIDAL-01 process from patients with various solid tumor types. Substantial variability in our nonclinical study results were observed based upon heterogeneity of individual tumor samples, which can impact the magnitude of effects of the TIDAL-01 process. We provide sample data below that represents the directional effects of the TIDAL-01 process in each of these studies.

1. Consistent enrichment of tumor-reactive T cells targeting multiple relevant patient-specific tumor antigens

TIDAL-01 is designed to select for T cells that are specifically reactive to the patient’s tumors. Using TILs generated from patients with multiple solid tumor types employing the TIDAL-01 process, we evaluated the T cell receptor, or TCR, repertoire of the TILs using next-generation sequencing before and after the selection step of our process. We then evaluated the frequency of T cells in the samples that recognized patient-specific tumor antigens. We consistently observed that Selected TILs displayed an enriched TCR repertoire and increased T-cell reactivity toward patient-specific tumor antigens relative to the bulk TIL comparator.

To further evaluate enrichment of tumor-reactive T cells, we compared the frequencies of TCRs in TIDAL-01 versus bulk TILs in 10 tumor samples. The data shown below has been generated from a colorectal cancer patient. The left side of the figure below shows the frequency of the top approximately 20 most abundant TCRs in the bulk TIL sample, the TIDAL-01 Selected TIL sample, and the non-tumor-reactive bystander cells removed during the TIDAL-01 Selection process. This study demonstrated that relatively few TCRs predominated in bulk TIL products, and that those abundant TCRs were non- tumor-reactive, as evidenced by overlap of the predominant TCRs in the bulk TIL with the bystander cell TCRs. Conversely, our Selected TILs displayed a more diverse and less biased TCR repertoire, which we anticipate will enable the Selected TILs to target a large breadth of patient-specific tumor antigens. The TIDAL-01 selection process enriched tumor-reactive T cells by approximately 30-fold in comparison to frequencies present in bulk TIL.

Colorectal Cancer Patient Sample
100
50
0
% TCR Frequency
Bulk TILs
Bystander Cells
Selected TILs
TCR 1
TCR 2
TCR 3
TCR 4
TCR 5
TCR 6
TCR 7
TCR 8
TCR 9
TCR 10
TCR 11
TCR 12
TCR 13
TCR 14
TCR 15
TCR 16
TCR 17
TCR 18
80
60
40
20
0
% of Final Product
Bulk TILs
Bystander Cells
Selected TILs
Selection of tumor-reactive TIL enriches TCR repertoire
The top 12 enriched TCRs represent 60% of the TIDAL-01 final product while these same TCRs represent less than 2% of the bulk TILs and bystander cells

Across all the samples where we conducted this assessment, in comparison to frequencies present in bulk TIL, the TIDAL-01 process enriched tumor-reactive T cells by a range of 1.5 to 43-fold, with an average of approximately 11-fold increase.

2. Selection and enrichment of therapeutically relevant quantities of both CD4+ and CD8+ tumor-reactive T cells

In order to further evaluate the tumor-reactive T cell population in TIDAL-01, we conducted flow cytometry studies using Selected TILs and bulk TILs from the same colorectal cancer patient. The purpose of this study was to compare the percentage of tumor-reactive CD4+ and CD8+ T cells resulting from these processes.

Representative cytokine staining data is depicted in the figure below. The frequency of tumor-reactive T cells in each sample is depicted by the percentage of cells that express interferon gamma, or IFN, in response to tumor antigens presented by “peptide loaded APC”. For the Selected TILs, bulk TILs, and bystander cells, we measured tumor-reactive CD4+ and CD8+ T cells after incubating the TIL samples with APCs displaying patient-specific tumor antigens and with APCs without patient-specific tumor antigens. As shown below, Selected TILs generated by TIDAL-01 contained far higher frequencies of tumor-reactive CD4+ and CD8+ T cells relative to bulk TILs.

Colorectal Cancer Patient Sample

Bulk TIL
Selected TIL
Bystander Cells
**** = p < 0.0001
IFNγ Production
%IFNγ + of CD8+ Cells
40
30
20
10
0
****
****
****
TIL + Unloaded APC
TIL + Peptide loaded APC
CD8+ T cells
%IFNγ + of CD4+ Cells
****
****
****
CD4+ T cells

31% of TIDAL-01 selected CD8+ T cells reacted to peptides compared to 3% in bulk TIL, representing approx. a 10-fold increase

26% of TIDAL-01 selected CD4+ T cells reacted to peptides compared to 10% in bulk TIL, representing approx. a 2.5-fold increase

This study was conducted using Selected TILs and bulk TILs generated from 6 tumor samples, and the frequencies of tumor-reactive CD4+ and CD8+ T cells in Selected TILs relative to bulk TILs ranged from a 1.5 to an approximately 10-fold increase, with an average of approximately 3-fold increase for both cell types.

3. Polyfunctional anti-tumor activity of Selected TIL products

We compared the potency of Selected TILs and bulk TILs from the same patients across 13 solid tumor samples by measuring the expression of key indicators following exposure to patient-specific tumor antigens. The expression of IFN and tumor necrosis factor α, or TNFα, in response to patient-specific tumor antigens indicates the potential of TILs to orchestrate broad anti-tumor immunological responses, and the expression of granzyme B indicates the potential of TILs to kill nearby tumor cells. The figure below depicts results from a colorectal cancer patient comparing the expression of these potency indicators as measured by enzyme-linked immunosorbent assay for the bulk TILs, the TIDAL-01 Selected TILs, and the non-tumor-reactive bystander cells removed during the TIDAL-01 Selection process. The columns highlighted in blue indicate that our Selected TILs displayed several orders of magnitude higher levels of potency indicators when compared to bulk TILs or bystander cells for a colorectal cancer patient sample. Additionally, the responses of bulk TIL resembled those of bystander cells, suggesting the predominance of bystander cells in the bulk TIL population.

Colorectal Cancer Patient Sample
TNFa (pg/mL)
3000
2000
1000
0
Bulk TILs
Selected TILs
Bystander Cells
IFNγ (pg/mL)
2000000
1500000
1000000
500000
0
Bulk TILs
Selected TILs
Bystander Cells
Granzyme B (pg/mL)
800000
600000
400000
200000
0
Bulk TILs
Selected TILs
Bystander Cells

Across all the samples from which we conducted this assessment, for IFN, the fold increase between the TIDAL-01 Selected TILs and the bulk TILs ranged between 2 to 86-fold, with an average increase of approximately 27 fold; for TNFα the fold increase between the TIDAL-01 Selected TILs and the bulk TIL ranged between 1.6 to 95-fold with an average increase of approximately 25-fold; and for granzyme B the fold increase between the TIDAL-01 Selected TILs and the bulk TIL ranged between 1.5 to 33-fold with an average increase of approximately 9 fold.

4. Tumor-killing activity of Selected TIL products

In order to evaluate the antitumor activity of TIDAL-01, we compared the impact of Selected TILs and bystander cells from the same patient on tumor cells derived from that patient. Selected TILs and bystander cells were mixed with patient-derived tumor cells for 48 hours. The cell populations were analyzed by video microscopy, and image analysis algorithms were used to assess the number of dead and alive tumor cells at regular intervals. Selected TILs displayed a higher capacity to kill tumor cells relative to bystander cells as depicted in the figure below for a melanoma patient sample. Given the considerable technical challenges in maintaining patient-derived tumors as disaggregated single cell cultures that maintain tumor-reactive antigen expression, we have completed this study only using the single melanoma patient sample depicted below.

5. Functionally competent T cells in the final product

To ensure that TIDAL-01 is comprised of functionally competent T cells, we conducted an immunophenotypic analysis of Selected TILs following the TIDAL-01 Expansion process. Multiparameter flow cytometry was used to quantify the expression of key indicators of functionality, including markers for T cell exhaustion (PD-1, TIM-3 and LAG-3) and T stem central memory, or Tscm (CD45RA+, CCR7+ and CD27+).

In a single sample that was assessed for overlapping expression of PD-1, TIM-3 and LAG-3, TIDAL-01 showed low (2%) and predominantly non-overlapping expression of PD-1, TIM-3 and LAG-3, indicating a lack of functional exhaustion in the final drug product. Additionally, in 3 tumor samples that were assessed for overlapping PD-1 and TIGIT expression representative of exhaustion, only 0.7% - 11% of the drug product demonstrated overlapping expression of the two markers.

In a single sample that was assessed, TIDAL-01 also demonstrated a relatively high frequency of cells co-expressing CD45RA+, CCR7+, and CD27+, indicating the presence of a Tscm subset. The frequency of long-lived T cells displaying markers associated with Tscm populations has been associated with enhanced outcomes in response to T cell immunotherapy (Ren, Cao & Wang 2021), and there is clinical evidence of a highly significant association between the likelihood of having a complete response and the infusion of TIL containing CD8+ CD27+ cells (Rosenberg et al., 2011).

Clinical Development Strategy

Our clinical strategy is designed to evaluate the activity of TIDAL-01 in multiple solid tumor indications. We seek to: (i) generate clinical data in indications where objective and/or durable responses for bulk TILs have not been demonstrated in clinical trials and (ii) determine the clinical activity of TIDAL-01 in indications where bulk TILs have previously shown objective response rates in clinical trials.

Multisite solid tumor clinical trial: We have an ongoing multicenter Phase 1 trial evaluating TIDAL-01 for the treatment of patients with breast cancer, colorectal cancer, head and neck cancer and uveal melanoma. These tumor types are generally characterized by a low TMB, and have not historically benefited from bulk TIL therapy. Given the limited treatment options in these indications, the historically low response rates, and our belief in the therapeutic potential of Selected TILs in challenging solid tumors, we are developing TIDAL-01 for the potential treatment of these indications. We are initially targeting enrollment of 40 to 60 patients across the four indications with the following criteria:

•
Patients with unresectable or metastatic breast cancer who have relapsed on at least one prior treatment for metastatic disease including guideline directed targeted therapy for eligible subtypes.
•
Patients with unresectable or metastatic colorectal cancer including both MSS and MSI subtypes. MSS-colorectal cancer patients must have received a prior regimen containing at least oxaliplatin or irinotecan. MSI-colorectal cancer patients must have failed or progressed on a prior regimen with anti-PD-(L)1 therapy.
•
Patients with unresectable or metastatic head and neck squamous cell carcinoma, excluding nasopharyngeal and nasal cavity carcinomas, who are PD-1/PD-L1 inhibitor naive and have received no prior therapy for metastatic disease.
•
Patients with uveal melanoma that have only received local-regional or adjuvant therapy if systemic treatments are contra-indicated or unavailable.

Multi-indication clinical trials at Moffitt Cancer Center: We have two ongoing investigator sponsored Phase 1 clinical trials for TIDAL-01 in collaboration with Moffitt, Investigator sponsored trials are clinical trials where the investigator of the trial is also the “sponsor” of the trial for regulatory purposes. An “investigator” conducts clinical investigations and is the person under whose immediate direction the study drug is administered or dispensed to patients. A “sponsor” initiates and takes responsibility for a clinical investigation. A person who both initiates and conducts a clinical trial, and is responsible for all regulatory requirements, is designated as a “sponsor-investigator” by the FDA. Clinical investigators at academic medical centers who initiate clinical trials with a lawfully marketed drug to be used in a patient population or indication not within the official labeling often fit within this designation. In addition, as is the case with our investigator-sponsored trials, a company may provide a sponsor-investigator with supply of its unapproved product candidate and funding for the trial. Investigators who initiate and conduct such trials are responsible for obtaining an IND from the FDA and for ensuring compliance with the IND and associated regulatory requirements. As provided by the FDA’s regulations, the sponsor of a clinical trial is responsible for, among other things, selecting qualified investigators, providing them with the information they need to conduct the trial properly, ensuring proper monitoring of the trial, ensuring that the trial is conducted in accordance with the protocols contained in the IND, maintaining an effective IND with respect to the trial, and ensuring that the FDA and all participating investigators are promptly informed of significant new adverse effects or risks with respect to the drug. In contrast, in a company-sponsored trial, the pharmaceutical company whose drug will be studied is the sponsor of the trial and, as such, is responsible for ensuring compliance with all regulatory requirements, including obtaining the IND.

Under our multi-site trial, we control all aspects of our trial including, but not limited to, study protocol development, patient selection and enrollment, regulatory interactions, data release, and manufacturing through our CDMO. Under the investigator sponsored trials, which are fully funded by us, Moffitt is solely responsible for regulatory interactions, trial conduct and manufacture of TIDAL-01 at the Moffitt Cancer Cell Therapy Facility, with input and support from us at Moffitt’s discretion. Investigators at Moffitt are also solely responsible for the design of the trials and patient selection and enrollment, where we remain in close contact with the investigators to provide our input if appropriate. Any data disclosures will be made in collaboration with us and any improvements to the TIDAL-01 manufacturing process are solely at our discretion.

We have two active investigator sponsored phase 1 trials ongoing in collaboration with Moffitt. In this trial we are targeting enrollment of approximately 35 patients across four cohorts including:

•
Patients with cutaneous (non-acral) melanoma having failed prior anti-PD-(L)1, anti-CTLA-4, and BRAF+/- MEK inhibitor if BRAF V600 mutant.
•
Patients with acral, mucosal, or uveal melanoma having failed prior standard of care in the opinion of the investigator.
•
Patients with melanoma (cutaneous, mucosal, or uveal) undergoing therapeutic resection whose tissue samples were collected and banked and who have a high likelihood of recurrence or progression within two years. TIDAL-01 product will only be generated and administered to these patients at time of recurrence.

•
Patients with unresectable or metastatic colorectal cancer including both MSS and MSI subtypes.
MSS-colorectal cancer patients must have received a prior regimen containing at least oxaliplatin or irinotecan. MSI-colorectal cancer patients must have failed or progressed on a prior regimen with anti-PD-(L)1 therapy.

In the second trial, we are targeting enrollment of approximately 15 patients in a single indication cohort:

•
Patients with unresectable or metastatic head and neck squamous cell carcinoma, excluding nasopharyngeal and nasal cavity carcinomas, who are anti-PD-(L)1 inhibitor naive and have received no prior therapy for metastatic disease.

All patients across our trials will undergo surgery to remove a small amount of their tumor to initiate the manufacturing process. The patient-specific TIDAL-01 product candidate will be manufactured and sent back to the clinical site, and patients will be treated with a conditioning regimen that includes lymphodepleting chemotherapy prior to treatment with TIDAL-01 and treatment with IL-2 following TIDAL-01 infusion, to support further proliferation of TIDAL-01 in vivo. Both lymphodepleting chemotherapy and treatment with IL-2 are standard for bulk TIL therapies.

In our multi-site solid tumor trial, patients will also be receiving pembrolizumab as their anti-PD-(L)1 treatment two weeks after the TIDAL-01 infusion. Combination with anti-PD-(L)1 has the potential to enhance and prolong the activity of TIDAL-01 by minimizing PD-1 driven T cell exhaustion in indications where anti-PD-(L)1 monotherapy has demonstrated little to no objective responses in clinical trials. Pembrolizumab will be dosed every three weeks until confirmed progressive disease or CR. The colorectal cancer patients and head and neck cancer patients under our investigator sponsored clinical trials in collaboration with Moffitt will also be receiving pembrolizumab as their anti-PD-(L)1 treatment on the same dosing schedule as described for our multi-site solid tumor trial. Notably, for all head and neck cancer patients across both trials, we will initiate manufacturing of TIDAL-01 from tumors extracted from patients newly diagnosed with metastatic disease who are anti-PD-(L)1 naïve. These patients will receive first line anti-PD-(L)1 treatment on trial and upon disease progression will immediately receive TIDAL-01 as their second line therapy.

Additionally as part of our multi-site solid tumor trial we are also exploring the inclusion of low dose radiation therapy, or LDRT as part of the conditioning regimen with the first dose of LDRT administered immediately prior to the TIDAL-01 infusion and the second dose administered following IL-2 treatment, prior to initiating pembrolizumab. Inclusion of LDRT as part of the conditioning regimen, has the potential to enhance T cell penetration into the tumor and reduce the inhibitory tumor stroma microenvironment to further potentiate the depth of response to TIDAL-01. Lastly, we are also exploring expansion into additional indications including non-small cell lung cancer.

The primary endpoint of both trials will be safety and tolerability of TIDAL-01, with secondary endpoints focusing on efficacy based on measures including ORR and durability of response. Additionally, TIDAL-01 clinical translational studies will include investigational endpoints, including TCR sequencing and detailed T cell subset immunophenotyping, that are designed to define the pharmacokinetic profile of the selected TIL drug products together with key aspects of pharmacodynamic profiles. These data will be correlated with clinical outcomes to enable future refinement of clinical dosing regimens and, in combination with drug product characterization data collected during manufacture, support the validation of mechanistically relevant potency release endpoints. We intend to provide an initial clinical update across these three trials in mid-2024.

TIDAL-02

Overview

TIDAL-02 is our next Selected TIL program where we are developing a next generation streamlined manufacturing process designed for selecting tumor-reactive T cells and additional modifications to enhance TIL quality and function. We believe that streamlined manufacturing has the potential to provide commercial advantages, as well as enable access to solid tumor indications where patients may progress rapidly. The TIDAL-02 manufacturing process targets less than three weeks of production time and will seek to employ a direct selection process step that utilizes our proprietary combination of selection markers to select for the greatest breadth of tumor-reactive T cells without requiring sequencing or peptide generation. Additionally, we believe that enhancing quality, function, and phenotype of T cells has the potential to drive additional activity in solid tumors. To enhance Selected TIL quality and function, we are assessing two key strategies: (i) culture enhancements to improve and maintain quality and function of the Selected TILs during ex vivo cell expansion and (ii) evaluation of functional genetic modifications of the Selected TILs to ensure durable enhancements to TIL quality and persistence in vivo. We believe that TIDAL-02 has the potential to address the medical need in solid tumor indications that are distinct but complementary to TIDAL-01, with the goal of moving into earlier lines of therapy. TIDAL-02 is currently in preclinical development.

TIDAL-02 Process Parameters

We are currently assessing three key process parameters to guide development of our TIDAL-02 product candidate that will be advanced into IND enabling studies. These three process parameters include: direct selection, gene editing, and enhanced isolation and expansion, as described below.

•
Direct Selection: Our direct selection process for TIDAL-02 will seek to utilize our proprietary combination of clinically defined selection markers to select for the greatest breadth of tumor-reactive T cells directly from the TIL population generated in the enhanced isolation process (see below). These selection markers are intended to be indication agonistic and have the potential to recognize cell surface receptors that are present only on the surface of tumor-reactive T cells. We will then physically sort the tumor-reactive T cells from the bystander cells that are not tumor-reactive, on the basis of these selection markers. Our ongoing collaboration with Dr. Simon Turcotte at CHUM is enabling us to screen and evaluate the application of our proprietary mix of direct selection markers across a broad range of solid tumors.
•
Gene Editing: We are assessing and prioritizing clinically informed targets for functional genetic modifications that we believe may have the potential to drive durable TIL quality and persistence in vivo. These gene edits will be designed to modify the tumor-reactive T cells to proliferate while resisting exhaustion post infusion, minimize their dependance on exogenous IL-2 for in vivo proliferation, and maintain their potential to kill tumors in suppressive tumor microenvironments. We plan to introduce these genetic modifications into our sorted population of directly selected TILs.
•
Enhanced Isolation and Expansion: We are developing a set of culture media supplements to enhance our isolation and/or expansion steps. These supplements incorporate a mix of cytokines with the potential to rejuvenate dysfunctional and/or exhausted T cells. We aim to use these enhancements to improve and maintain TIL quality and function in culture to deliver a high-quality infusion product.

Selected TIL and Viral Immunotherapy

Overview

We believe that we are strongly positioned to be a leader in leveraging viral immunotherapy to further increase the activity of our TIL therapies, if approved. Viruses are naturally adept at reprogramming the TME, and we believe that our proprietary viral immunotherapies can be tailored to drive the best combination approach for TILs.

We are initially evaluating viral immunotherapies in combination with our lead Selected TIL product candidate, TIDAL-01, via two approaches: (i) administration of virus prior to TIL extraction to optimize TIL harvest and broaden applicability to additional tumor types with low immune cell infiltration, and (ii) administration of virus following treatment with TIDAL-01 to optimize TIL trafficking and infiltration into solid tumors and to support the anti-tumor functions of infiltrating immune cells. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

Selected TIL and Viral Immunotherapy Combination Strategies

•
TIDAL-01 + Virus Pre-treatment: We believe that treating patients with virus, prior to surgical resection of the tumor sample, has the potential to drive a superior TIL harvest that can result in a more potent TIDAL-01 product for the patient. Intra-tumoral, or IT, administration of virus into the tumor site targeted for TIL resection has the potential to disrupt the tumor cells via oncolytic killing and expose new antigens to the immune system thus driving a larger and more diverse population of tumor-reactive T cells into the tumor bed. We believe that pre-treatment of a patient with virus will enable a superior TIL harvest, with the potential to increase the quality, quantity, and breadth of TILs. We plan to target this approach specifically to patients for whom and indications for which the TIL yield is typically low, often leading to failure in generating a therapeutic product for the patient.
•
TIDAL-01 + Virus Post-treatment: Viral immunotherapy has the potential to reprogram the immunosuppressive tumor microenvironment (e.g., turn a ‘cold’ tumor ‘hot’) potentiating TIL infiltration, function, and proliferation within the tumor. In addition, the presence of virus at the tumor site can serve as a beacon to call TILs to the site of the tumor. Treating the patient with virus following TIDAL-01 has the potential to increase the activity of TIDAL-01 treatment, if approved, across several challenging solid tumors. We believe this combination strategy has the potential for improved patient outcomes in indications with highly suppressive TMEs that typically are resistant to immune mediated treatment regimens.

Clinical Evidence Supporting Viral Immunotherapy Combination

In our clinical experience with viral immunotherapy, we have observed that viruses improved immune cell infiltration of the tumor and were well tolerated. Based on clinical experience with one of our proprietary viral immunotherapies, we have seen preliminary translational data supporting the biological rationale for combination of our Selected TILs with viral immunotherapies.

We conducted a clinical study with one of our proprietary viral immunotherapies between 2020 and 2022 where we enrolled and treated 18 patients in a dose escalation study for intra-tumoral delivery of our virus across multiple tumor types. Five of these 18 patients in the study had colorectal cancer and the graph below shows comparative translational data for all five colorectal cancer patients from this clinical trial. When comparing the paired tumor biopsies prior to and seven days following IT administration of our virus, we have observed increased T cell infiltration in the injected lesion across multiple colorectal cancer patients as evidenced in the graph below.

Serious adverse events in the trial included the following: two incidences of each of abdominal pain and pyrexia (meaning fever or an increase in body temperature above normal range), and one incident of each of sinus tachycardia (meaning an increase in heart rate with a normal rhythm while at rest), inappropriate antidiuretic hormone secretion (secretion of anti-diuretic hormone, a hormone that retains water in order to maintain appropriate water and salt balance via the kidney, outside of regular physiological release from the pituitary gland), ascites (meaning buildup of fluid in the abdomen), colitis (meaning inflammation of the colon), nausea, chills, systemic inflammatory response syndrome, cholecystitis (meaning inflammation of the gallbladder), enterocolitis infection (inflammation of small or large intestine as a result of infection by a pathogen), hyponatraemia (meaning abnormally low levels of sodium in the blood), dizziness, hypoaesthesia (meaning reduced sense of touch or sensation, or a partial loss of sensitivity to sensory stimuli), monoparesis (meaning partial loss of voluntary motor function in a single limb), acute respiratory failure, cough and haemorrhagic shock (meaning loss of blood or other fluid reducing the capacity of the heart unable to pump sufficient blood to the body). We have also observed that our proprietary viruses turned “cold” tumors “hot” by driving T cells into tumors that were immunologically cold due to highly suppressive TMEs. This was exemplified by immunohistochemical evidence of increased CD3+ cells with a cytotoxic phenotype (granzyme B expression) in a MSS-colorectal cancer patient in both injected and non-injected tumors following IT administration of one of our proprietary viral immunotherapies.

MSS CRC Patient (Viral Immunotherapy IT Treatment)
Day 1 – injected lesion
Day 8 – injected lesion
Color Key:
CD3 Red
GrB Green
Day 1 – non-injected lesion
Day 8 – non-injected lesion

We believe that these data suggest that our viral immunotherapies have the potential to increase the number of intra-tumoral T cells across multiple solid tumor types, including tumors with an immunosuppressive TME and provides support both pre- and post-treatment combination approaches with our Selected TIL pipeline programs.

Translational Assessment and Development Strategy

We are collaborating with the NCI to evaluate the generation of tumor-reactive T cells, which form the basis of our Selected TILs, from clinical tissue samples obtained from patients treated with our proprietary viral immunotherapies. NCI investigators are using NCI-developed methods and proprietary in vitro techniques to study lymphocytes derived from these patients, characterize their TCR specificity, and evaluate their persistence. We and the NCI plan to jointly analyze data and exchange information and expertise to advance the development of oncolytic viruses as a method for the generation of Selected TILs.

We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

Manufacturing

We have established both internal and external technical operations, manufacturing, quality, and supply chain capabilities that support our pre-clinical and clinical assets. We have fully operational TIL cell therapy process and analytical development operations at our facility in San Diego, California. The site is approximately 20,000 square feet, and we have assembled an experienced team of cell therapy CMC experts. Our team of experts has completed technology transfer of TIDAL-01 to our U.S.-based CDMO, Charles River Laboratories, and our manufacturing sciences group is fully enabled to support development efforts across our Selected TIL pipeline. As of December 31, 2023, our technical operations team is composed of 33 employees spanning expertise across core CMC functional areas, including upstream and downstream process development, bioanalytical sciences, formulation, process scale-up, technology transfer, quality control, manufacturing operations, packaging, distribution, and supply chain.

To support our TIDAL product candidate and pipeline programs, we have formed deep partnerships across a global network of CDMOs that specialize in bioprocess development, testing, cGMP manufacturing, formulation and filling, packaging, controlled temperature storage, and distribution. For TIDAL-01, this includes a close partnership with the Cell Therapy Facility at Moffitt Cancer Center, responsible for cGMP manufacturing, testing, release, and distribution of Selected TIL to the clinical investigators at Moffitt under our investigator sponsored clinical trials. We have separate partnerships, fully controlled and supervised by us, for the sequencing and peptide manufacturing portions of the TIDAL-01 manufacturing process. In parallel, we have completed a technology transfer of the TIDAL-01 Selected TIL manufacturing process to a U.S.-based CDMO. We intend for this to be our primary cGMP manufacturing partner for clinical supplies for TIDAL-01, to serve multiple clinical sites, independent and complimentary to our partnership with Moffitt. In addition to this core TIL cell therapy manufacturing network, we have a network of contract testing partners to fully enable our quality control and analytical release testing program, for our TIDAL pipeline that is managed by our internal quality control team. Except for the Moffitt sponsored TIDAL-01 clinical trial, all clinical trial materials for use in clinical trials are released, stored, and managed under our quality systems.

As clinical trial development progresses forward, technical operations will scale in a complimentary approach, exploring both internal capabilities as well as deepening and expanding external relationships to ensure we remain in full control of our CMC development, through commercialization.

Commercialization

We do not currently have a commercial organization for the marketing, sales, and distribution of products. We are advancing our clinical product candidate and pipeline programs for the treatment of patients with solid tumors, most of whom are treated in specialized treatment centers or hospitals.

We plan to build our global commercialization capabilities internally over time such that we are able to commercialize any product candidate for which we may obtain regulatory approval. While we hold global rights to our product candidates, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, significant investment, and a strong emphasis on intellectual property. While we believe that our differentiated scientific expertise in the field of cancer immunotherapy provides us with competitive advantages, we face potential competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, as well as from academic institutions, governmental agencies, and public and private research institutions. We anticipate that we will face intense and increasing competition as new drugs and therapies enter the market and advanced technologies become available. Many of our competitors, either alone or with their strategic collaborators, have substantially greater financial, technical, and human resources than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These entities also compete with us in recruiting and retaining qualified scientific, manufacturing, and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do.

We face competition from segments of the pharmaceutical, biotechnology, and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. On February 16, 2024, FDA approved the first TIL therapy, Iovance Biotherapeutics Inc.’s lifileucel, for the treatment of unresectable or metastatic melanoma. We are also aware of other companies that are developing TIL therapies include Achilles Therapeutics plc, Instil Bio, Inc., Intima Bioscience, Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Obsidian Therapeutics, Inc, and others. In addition, we may face competition from companies focused on CAR-T and TCR-T cell therapies for solid tumors, such as Adaptimmune Therapeutics PLC, Adicet Bio, Inc., Alaunos Therapeutics, Inc., Atara Biotherapeutics, Inc., and Immatics N.V. Other privately held biotechnology companies are evaluating neoantigen directed T cell approaches. We cannot predict whether new types of immunotherapies including novel checkpoint inhibitors may be enhanced and show greater efficacy, and we may have direct and substantial competition from such immunotherapies in the future. In addition, there are companies utilizing other cell-based approaches that may be competitive to our product candidates. More effective small molecules, cancer vaccines and other approaches may be developed and used as first line or second line treatments, which would reduce the opportunity for our Selected TIL therapies. Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments.

The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our TIL product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our TIL products may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our TIL therapies that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development. We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our TIL product candidates. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Myst Merger Agreement

In December 2020, we entered into the Myst Merger Agreement, by and among our company, Flatiron Merger Sub I, Inc., or Merger Sub, Flatiron Merger Sub II, LLC, or Merger LLC, a direct, wholly-owned subsidiary of ours, Myst Therapeutics, Inc., or Myst, and Timothy Langer, the sole common stockholder of Myst, or Langer. Pursuant to the Myst Merger Agreement, the business combination, or the Merger, was effected in two steps. The first step was the merger of Merger Sub with and into Myst. The second step was the merger of Myst with and into Merger LLC. The Merger closed on December 14, 2020 and the effective date of the Merger was January 20, 2021. As a result of the Merger, the separate existences of Merger Sub and Myst ceased, and Merger LLC became our wholly-owned subsidiary.

Pursuant to the Myst Merger Agreement, on December 15, 2020, we paid the former equity holders of Myst, or the Myst Holders, a one-time up-front payment of $9.0 million in cash. We paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. We also issued Langer 725,920 shares of our common stock. Of these shares, 362,960 shares of our common stock were issued upon the closing of the Merger and the remaining 362,960 shares were held in escrow with 25% vesting in December of each year that Langer remains our employee. As of December 31, 2023, Langer is still employed by our company and 272,220 shares of our common stock have vested and been released from escrow, with the remaining 90,740 shares of our common stock to be released over the next year based on his continued employment.

In addition, under the Myst Merger Agreement, each Myst Holder is entitled to receive certain payments as consideration based on the achievement by us of three predefined milestones. The initial milestone is the closing of an initial public offering, the second milestone is the first acceptance by the FDA of an IND filed by, on behalf of or for the benefit of us, or our sublicensees for a product being developed by or on behalf of us or our sublicensees that is claimed as a product or method of making or using the product by a pending or issued Myst patent claim existing at the time of such acceptance, and the third milestone is the occurrence of the earlier of (i) the commencement of the first registration study for a product being developed by, on behalf of or for the benefit of us or our sublicensees that is claimed as a product or a method of making or using the product by an issued Myst patent claim existing as of the time of such commencement or (ii) the issuance of a Myst patent claim that claims a product or method of making or using the product then being developed by, on behalf of or for the benefit of us or our sublicensees, that is or was the subject of a registration study that has or had commenced. The milestones are not contingent on one another, and the milestones do not need to be achieved in any specific order.

Within 45 days of the achievement of the initial milestone, which occurred on July 25, 2023, we were obligated to pay the Myst Holders an aggregate amount equal to $3.0 million. At our election, we may pay this consideration in cash or in shares of our common stock. Pursuant to a letter agreement dated September 11, 2023 between us and the former equityholders of Myst regarding the $3.0 million milestone payment that became due and owing to the Myst Holders, we agreed to pay $0.2 million in cash to the former optionholders of Myst on or before September 30, 2023, with the remaining $2.8 million payable to Langer in shares of our common stock. On September 11, 2023, we issued 249,992 shares of our common stock to Langer.

Within 45 days of the achievement of the second milestone, we are obligated to pay the Myst Holders an aggregate amount equal to $10.0 million. At our election, we may pay this consideration in cash or in shares of our common stock. In May 2022, this milestone was achieved, and we elected to pay $5.0 million in shares of our common stock and $5.0 million in cash. We entered into a letter agreement dated July 25, 2022 with the former equityholders of Myst regarding the $10.0 million milestone payment that became due and owing to the Myst Holders, in which we agreed to pay to the former optionholders of Myst on or before July 28, 2022 $0.6 million in cash, with the remaining $9.4 million payable to Langer as follows: (i) on or before July 28, 2022, $2.2 million in cash, (ii) on or before July 31, 2022, $5.0 million in shares of our common stock and (iii) on or before January 10, 2023, $2.2 million in cash. On June 8, 2022, we issued Langer 212,203 shares of our common stock to settle the $5.0 million obligation payable in common stock. We then paid the Myst Holders $2.8 million in July 2022, with $2.2 million paid to Langer and $0.6 million paid to the remaining Myst Holders, and the remaining $2.2 million was paid to Langer in January 2023.

Within 45 days of the achievement of the third milestone, we are obligated to pay the Myst Holder an aggregate amount equal to $20.0 million. At our election, we may pay this consideration in cash or in shares of our common stock. If we elect to pay the Myst Holders this consideration in the form of shares of our common stock, then our existing stockholders will experience further dilution.

Pursuant to the Myst Merger Agreement, we had agreed to use commercially reasonable efforts to (i) cause a registration statement covering the sale on a continuous basis of the shares of our common stock to be declared effective as soon as reasonably practicable after filing such registration statement or (ii) register the resale of such shares of our common stock under an existing registration statement without amendment.

Collaboration Agreements

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

Each party granted the other party a right to use its research materials for performance of the research plans agreed to by the parties, or Research Plans. Each party granted the other party a non-exclusive, worldwide, sublicensable, perpetual, irrevocable, royalty-free license under all inventions invented in performance of a Research Plan and invented jointly by us and Moffitt, or Joint Inventions (with certain exclusions) to make, use, sell, offer for sale, import products and services and/or otherwise practice such inventions.

We granted Moffitt a royalty free, non-sublicensable, non-transferable, perpetual, non-exclusive license to use and practice certain inventions invented solely by us in the performance of a Research Plan for its internal non-commercial research purposes.

Moffitt granted us (i) a royalty-free, sublicensable, non-transferable, perpetual, non-exclusive license to use and practice certain inventions invented solely by Moffitt in the performance of a Research Plan, or Moffitt Inventions, (a) for internal, non-commercial research purposes outside the field of ACT and/or (b) to research, develop, make, use, sell, offer to sell, or import products and/or services in the field of ACT and (ii) a royalty free, sublicensable, non-transferable, perpetual, non-exclusive license to use and practice certain inventions invented in performance of a Research Plan or through the use of specified Moffitt research materials.

Moffitt granted us an option to obtain, with terms to be negotiated in good faith under commercially reasonable terms, a royalty-bearing, sublicensable exclusive license in the Moffitt Inventions, the TCR Inventions, and/or Moffitt’s interest in Joint Inventions. We can exercise this option at any time within six months after Moffitt informs us of any new invention, and upon our exercise, the parties will have a period of six months to negotiate the terms of such exclusive license.

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

Pursuant to the Alliance Agreement, we have agreed to pay to Moffitt a total amount of at least $17.5 million, the Alliance Funding Amount, for research, development and manufacturing related services that will be paid in five equal annual installments on June 1st of each year starting on June 1, 2023. However, the aggregate amount we pay to Moffitt for all fees, costs, expenses and other payments pursuant to any Underlying Agreement with Moffitt entered into subsequent to February 7, 2022 may be credited against the Alliance Funding Amount. This reimbursement amount will be calculated annually at the conclusion of each payment period, and, to the extent our annual aggregate payments to Moffitt exceed the applicable annual installment amount, we will receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties.

In connection with the execution of the Alliance Agreement, we issued Moffitt 91,721 shares of our common stock. As partial consideration under the Alliance Agreement, we also agreed to issue Moffitt an additional 366,884 shares of our common stock in the aggregate upon the satisfaction of certain clinical and regulatory milestones with respect to TIL Products. During the twelve months ended December 31, 2023, an additional 91,721 shares of common stock were issued to Moffitt as a result of the achievement of the milestone related to the start of the Phase 1 clinical trial for a TIL Product. In addition, upon achievement of certain thresholds for aggregate net sales of all TIL Products, we are required to make tiered sales-based milestones payments to Moffitt of up to an aggregate of $50.0 million. With respect to each of the equity and sales milestones described above, TIL Products include any pharmaceutical, biopharmaceutical or biotechnology TIL product that is developed by us or Moffitt and is advanced into clinical development under an IND sponsored by Moffitt.

Unless earlier terminated, the Alliance Agreement will remain in effect for a term of five years and may be extended for additional periods upon the mutual written consent of both parties. Either party may terminate the Alliance Agreement in the event of (i) the other party’s material breach of the Alliance Agreement that remains uncured after ninety days of receiving written notice of such breach (or in the case of breach of payment obligations, within ten days), (ii) the other party’s insolvency and (iii) a pandemic event resulting in government lockdowns or orders that legally compel such party to cease operations or that result in material disruptions in the available workforce and prevents such party from performing its contractual obligations for a period of more than six months. At any time after June 1, 2025, either party may terminate the Alliance Agreement without cause upon sixty days prior written notice to the other party, or a Termination for Convenience. Upon a Termination for Convenience, the terminating party shall pay to the other party a termination fee in an amount equal to a low double digit percentage of the then remaining Alliance Funding Amount. Termination or expiry of one or more Underlying Agreements does not affect the term of the Alliance Agreement, which will continue to apply to the remaining ongoing Underlying Agreements.

Intellectual Property

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, improvements and know-how related to our business; defend and enforce our patents and other intellectual property; preserve the confidentiality of our trade secrets; and operate without infringing or otherwise violating the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products and methods may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. See “Risk Factors—Risks Related to Our Intellectual Property.”

We actively seek to protect our proprietary technology, inventions, and other intellectual property that is commercially important to the development of our business by a variety of means, such as seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also may rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of cell therapy that may be important for the development of our business. We may also seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets, as well as to manufacture and develop novel cell or viral therapy products. Additional regulatory protection may also be afforded through data exclusivity, market exclusivity and patent term extensions where available.

As of December 31, 2023, we own or exclusively license 11 issued U.S. patents and 78 issued foreign patents in Australia, Austria, Belgium, Brazil, Canada, China, France, Germany, Great Britain, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, and Spain. We currently own or exclusively license 17 pending U.S. patent applications, three U.S. provisional applications, two pending international PCT applications, and 74 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, and New Zealand.

TIL Therapy, Including TIDAL-01

We own four patent families related to TIL therapy that are filed worldwide. The first TIL-001, includes 12 patent applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Korea, Mexico, New Zealand and the United States. The TIL-001 patent applications are directed to a processing method for producing autologous T cells for the treatment of cancer and resulting cell therapy compositions, which, if issued, are expected to expire in 2040, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The second family, TIL-002, includes 13 patent applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand and the United States. The TIL-002 patent applications are related to further aspects of processes for producing a TIL therapy and related compositions and methods, and patents that issue from this family, if any, are expected to expire in 2040, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The third family, TIL-003, includes 10 patent applications pending in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, New Zealand and the United States. The TIL-003 patent applications are directed to methods of producing tumor-reactive T cell compositions using modulatory agents, and patents that issue from this family are expected to expire in 2040, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The fourth family, TIL-004, includes 12 patent applications pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand and the United States. The TIL-004 patent applications are directed to methods for ex vivo enrichment and expansion of tumor-reactive T cells and related compositions, and any patents that issue from this family are expected to expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

We additionally own an international PCT application directed to particular TIL compositions and related methods, in which, if patents from applications claiming priority to the application issue, the patents are expected to expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity or other governmental fees.

We own three provisional application families, in which, if patents from applications claiming priority to these provisional applications issue, the patents are expected to expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. One provisional application family is directed to particular TIL compositions and related methods, another provisional application family is directed to particular methods of dosing and combination therapies of TIL compositions, and a further provisional application family is directed to genetically modified TILs and methods of producing and using the same.

We have licensed two patent families covering particular vaccinia viruses from the University of Pittsburgh, including in combination with TILs and methods for producing TILs for adoptive cell therapy. One patent family includes one foreign granted patent in Australia, and patent applications are pending in Australia, Canada, China, Europe, Hong Kong, Japan, Korea, and the United States. The other patent family includes pending patent applications in the United States, China, Europe and Hong Kong. Any patents issuing from these families are expected to expire in 2038 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Orthopox/Vaccinia Viral Therapy

We own two patent families directed to oncolytic orthopox, e.g., vaccinia, modified viral compositions that may contain transgenes that encode therapeutic payloads, and methods of using and making such viral compositions.

One patent family, SKV-002, is co-owned with Ottawa Hospital Research Institute, and includes 10 patent applications pending in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, and the United States. The pending SKV-002 claims include claims directed to modified orthopoxvirus, e.g., vaccinia, compositions, including modified orthopoxvirus compositions that express particular transgenes, and methods for using the compositions for the treatment of various cancers. Patents that may issue from this family are expected to expire in 2039, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The other patent family is an international PCT application, in which, if patents from applications claiming priority to the application issue, the patents are expected to expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity or other governmental fees. The application family is directed to compositions of a recombinant vaccinia virus encoding a particular Natural Killer cell and T lymphocyte inhibitor.

Additional Miscellaneous Virus IP

The first family, TBI-001, is licensed and includes 28 granted patents, in particular, two granted patents in each of Austria, Belgium, Canada, China, France, Germany, Great Britain, Ireland, Italy, Japan, Luxembourg the Netherlands, Spain and the United States. One patent application is pending in the US. Granted TBI-001 patent claims include claims directed to particular recombinant rhabdovirus compositions and uses thereof for treatment of cancer. Patents that have issued or may issue from this family are expected to expire in 2027, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The second family, TBI-002, is licensed and includes 12 granted patents, in particular, two United States patents and one granted patent in each of Austria, Belgium, China, France, Germany, Great Britain, Ireland, Luxemburg, the Netherlands and Spain. One patent application is pending in Canada. Granted TBI-002 patent claims include claims directed to methods of using particular recombinant rhabdovirus vectors that express a tumor antigen for treatment of cancer, and kits that comprise such vectors. Patents that have issued or may issue from this family are expected to expire in 2030, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The third family, TBI-003, is licensed and includes 24 granted patents, in particular, two granted patents in each of Australia, Israel, Japan, Mexico and the United States and one granted patent in each of Austria, Belgium, Brazil, Canada, China, France, Germany, Great Britain, India, Ireland, Italy, Luxemburg, the Netherlands and Spain. Granted TBI-003 patent claims include claims directed to particular attenuated rhabdovirus compositions, and particular oncolytic rhabdovirus compositions, and uses thereof for killing hyperproliferative cells and treatment of cancer. Patents that issued from this family are expected to expire in 2030, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The fourth family, TBI-004, is licensed and includes 5 granted patents, in particular, one granted patent in each of France, Germany, Great Britain, Japan and the United States. Granted TBI-004 patent claims include claims directed to methods of inducing an immunogenic response utilizing a viral particle encoding particular rhabdovirus proteins. Patents that issued from this family are expected to expire in 2032, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The seventh family, TBI-007, is licensed and includes 5 granted patents, in particular, one granted patent in each of France, Germany, Great Britain, Hong Kong and the United States. Granted TBI-007 patent claims include claims directed to methods of inducing a contemporaneous synergistic oncolytic virus infection of a cancer cell utilizing particular pairs of oncolytic viruses wherein one virus expresses an interferon (IFN) binding protein and the second virus is unable to block IFN gene expression. Patents that issued from this family are expected to expire in 2029, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The eighth family, TBI-009, is licensed and includes 5 granted patents, in particular, two granted United States patents and one granted patent in each of France, Germany and Great Britain. Granted TBI-009 patent claims include claims directed to compositions of an oncolytic virus encoding an FGF2 protein and a Type 1 interferon scavenger. Patents that issued from this family are expected to expire in 2034, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

The tenth family, TBI-017, is licensed. Patent applications are pending in Canada, China, Europe, Hong Kong, Japan and the United States. Pending TBI-017 patent claims include claims directed to vaccine compositions comprising peptide antigens and oncolytic virus adjuvants, and methods of using the compositions to induce an immune response. Patents that may issue from this family are expected to expire in 2039, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

We have licensed one patent family covering a method of treating cancer by combining adoptive cell therapy (ACT) and an oncolytic virus vaccine. The patent family includes eight granted patents, in particular, one granted patent in each of China, France, Germany, Great Britain, Hong Kong, Ireland, the Netherlands and the United States. The issued patent claims include claims directed to combination therapies, methods of treating cancer and methods of producing a population of cells. Patent applications are pending in Canada, China, Europe, Hong Kong and the United States. Any patents issuing from this family are expected to expire in 2037, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Government Regulation and Product Approval

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, safety, effectiveness, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing.

Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory authority before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory approvals and the subsequent compliance with federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates biological products, or biologics, under the Federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practices, requirements, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•
approval by an independent Institutional Review Board or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as GCPs and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity and potency (or efficacy) of the proposed biological product for its intended use;
•
submission to the FDA of a biologics license application, or BLA, seeking marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practice requirements, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•
FDA review and approval of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises safety concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight at the local level as set forth in the National Institutes of Health Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, companies and other institutions not otherwise subject to the NIH Guidelines may voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2. The biological product is evaluated in a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for the specific targeted diseases or condition and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product approval.
•
Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory authorities require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar product, findings from, animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. In addition, during the development of a new biological product, sponsors are given opportunities to meet with the FDA at certain points, including prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the product candidate.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements, and in the case of human cellular products such as TILs, good tissue practices or GTPs. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials all required testing of a biological product in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product candidate for one or more indications. FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA submission must include results of all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company sponsored clinical studies intended to test the safety and effectiveness of a use of the product candidate, or from a number of alternative sources, including studies initiated by independent investigators.

Under the Prescription Drug User Fee Act, as amended, or PDUFA, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for the proposed indication, and the facility in which it is manufactured, processed, packed or held meets standards designed to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will generally inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the complete response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product candidate and to enable patients to have continued access by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized, and may further limit marketing of the product based on the results of these post-marketing studies.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. As part of the fast track program, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product, submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In addition, the FDA may grant breakthrough therapy designation to a product candidate for its indication under study. Breakthrough therapy designation is intended to expedite the development and review of products that are intended to treat serious or life-threatening conditions and that preliminary clinical evidence demonstrates that the product candidate, alone or in combination with other drugs and biologics, shows substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA grants a breakthrough therapy designation, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the product candidate to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met.

The FDA may also designate a product candidate as a regenerative medicine advanced therapy, or RMAT. The RMAT designation is intended to facilitate an efficient development program for, and expedited review of, any product candidate that meets the following criteria: (i) the product candidate qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the product candidate is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of BLAs. Cell therapy candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. RMAT-designated cell therapy candidates that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the completion of clinical studies, patient registries, or through submission of other sources of real world evidence (such as electronic health records), through the collection of larger confirmatory data sets, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation, and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Biological products are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, providing the FDA with updated safety and efficacy information, product sampling and distribution, and advertising and promotion of the product.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMPs. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved label to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims that are in accordance with the provisions of the approved label. The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications on the subject of off-label use of their products.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, (e.g., the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our clinical research program and any future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, transparency requirements, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal false claims laws, including the federal False Claims Act, or FCA, impose significant penalties and can be enforced by private citizens through civil qui tam actions, prohibit, any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, including federal healthcare programs such as Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. In addition, a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non- compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations.

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. In addition, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Further, obtaining reimbursement for our product may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of physicians. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

We may develop products that, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain biopharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines, but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. The downward pressure on the rise in healthcare costs in general and pharmaceutical products in particular has become intense. As a result, in the EU, increasingly high barriers are being erected to the entry of new products. In the United States, the emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes has increased and we expect will continue to increase the pressure on product pricing. In addition, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, legal and Congressional challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental authorities to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how other healthcare reform measures, if any, will impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, results of operations and financial condition. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2032. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant effect on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for health products, which could result in reduced demand for our products, if approved or additional pricing pressure.

For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, as well as certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Additional Regulation

In addition to the foregoing, state, federal and foreign laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Foreign Government Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products.

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-Clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

At the EU level, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Medicinal products used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or cGMP, and in a GMP licensed facility, which can be subject to GMP inspections. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

In exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. The PRIME scheme is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Product developers that benefit from PRIME designation may be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development plan, future scientific advice, and regulatory strategies.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can be converted into a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed.

Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Similarly, to the conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold the complete data set legally required for the grant of a "standard" MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Additional Requirements Applicable to Human Cells and Tissues-Based Products

Advanced Therapy Medicinal Products, or ATMPs, include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Under EU law, cell-based products must also comply with Directive (EC) No. 2004/23 of the European Parliament and of the Council of March 31, 2004 on setting standards of quality and safety for the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells, or the Tissues and Cells Directive, as well as its technical implementing directives.

This Directive describes the conditions and quality requirements which must be applied when sourcing the cells intended for manufacturing of the cell-based medicinal product. EU directives not being of direct application, these requirements are implemented under national law, in each EU member state, and as such applicable requirements may vary from one EU member state to another, as each is free to implement measures which are more stringent than those set out under the Tissues and Cells Directive.

Amongst other things, the Tissues and Cells Directive requires the following:

•
tissue and cell procurement and testing must be conducted by persons appropriately trained and experienced;
•
tissue and cells establishments must in particular (i) be accredited, designated, authorized or licensed by the national competent authority, (ii) perform appropriate controls to ensure compliance with applicable requirements, (iii) maintain records of their activities, and (iv) implement a quality system based on good practices principles set out by the European Commission;

•
a traceability system must be implemented such that the tissues and cells can be traced from the donor to the recipient, which includes appropriate labelling of said tissues and cells;
•
import and export of human tissues and cells must be undertaken by establishments which are duly be accredited, designated, authorized or licensed by the national competent authority, and these tissues and cells must comply with the requirements set out under the Tissues and Cells Directive; and
•
a system for the notification of serious adverse events and reactions must be implemented.

On December 14, 2022, a political agreement was reached on the European Commission's proposal for a regulation on standards of quality and safety for substances of human origin, intended for human application, or the SoHOs Proposal. Unlike directives, regulations are directly applicable, i.e., without the need for adoption of EU member state laws implementing them, in all EU member states. If adopted, the SoHOs Proposal would repeal, replace, and aggregate the existing regulatory framework applicable to human blood, tissue and cells, consisting of Directive 2002/98/EC on blood and blood components and the Tissue and Cells Directive. The SoHO proposal includes transitional provisions and, if formally adopted, the Regulation would apply 3 years after its adoption.

Data and Marketing Exclusivity

In the EU, innovative products granted an MA generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted data exclusivity prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the authorized innovative product (i.e., reference product), when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU, Regulation (EC) No. 141/2000,as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The market exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant clinical benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAA must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to both EU and EU member states’ laws governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Pricing, Coverage and Reimbursement

In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials,and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials.The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new

Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

Rest of World Government Regulation

For other countries outside of Europe, such as some countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2023, we employed 80 employees, all of whom are full-time, consisting of clinical, research, operations, regulatory, and finance personnel. 25 of our employees hold Ph.D., M.D. or M.D. equivalent degrees. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

•
Talent development, compensation and retention—We strive to provide our employees with a rewarding work environment, including the opportunity for growth, success and professional development. We provide a competitive compensation and benefits package, including broad-based bonus and equity plans, a 401(k) plan and a multi-layered recognition program—all designed to attract and retain a skilled and diverse workforce.
•
Health and safety—We support the health and safety of our employees by providing comprehensive insurance benefits, an employee assistance program, wellness days and other additional benefits which are intended to assist employees to manage their well-being.
•
Inclusion and diversity—We are committed to efforts to increase diversity and foster an inclusive work environment that supports our workforce.

Facilities

We have entered into a lease agreement for 19,474 square feet of space for our headquarters in San Diego, California, which expires in May 2025 with an option to extend up to another three years. We believe that our existing facility is adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could adversely affect our business, results of operations and financial condition. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business, results of operations and financial condition. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2014 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our Selected TIL programs and product candidates. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred overall net losses since our inception through December 31, 2023. We had a net loss of $55.2 million and $30.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $176.8 million and $121.6 million, respectively. Additionally, we will not receive any additional collaboration revenue under the Takeda Agreement in the future because this agreement has been terminated. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our Selected TIL programs, and seek regulatory approvals for our product candidates.

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

We will require additional capital to fund our operations, and if we fail to obtain necessary capital on acceptable terms, or at all, we will not be able to complete the development and future commercialization of our current and any future product candidates.

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

We have three ongoing Phase 1 clinical trials for our lead Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer and uveal melanoma, and and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and both cutaneous and non-cutaneous melanomas. We intend to provide an initial clinical update across these two trials in mid-2024. We are also developing TIDAL-02, our next Selected TIL program, which is currently in preclinical development and we intend to evaluate the combination of TIDAL-01 with viral immunotherapy. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

As of December 31, 2023, we had approximately $94.8 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operations for at least twelve months from the date of this Annual Report on Form 10-K. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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
•
our ability to mitigate the impact of adverse macroeconomic conditions or geopolitical events, including the ongoing conflict between Ukraine and Russia, the ongoing conflict in the Middle East, recent bank failures or other factors on our preclinical and clinical development or operations;
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

We do not have any committed external source of funds or other support for our development efforts and additional funding may not be available on acceptable terms, or at all. Market volatility resulting from adverse macroeconomic conditions or geopolitical events, including the ongoing conflict between Ukraine and Russia and in the Middle East, recent bank failures or other factors may further adversely impact our ability to access capital as and when needed. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may need to significantly delay, scale back or discontinue the development or future commercialization of one or more of our product candidates, if approved, or one or more of our other research and development initiatives and we may need to undertake additional workforce reductions or restructuring activities in the future. Any of the above events could adversely affect our business, results of operations and financial condition and cause the price of our common stock to decline.

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

We have three ongoing Phase 1 clinical trials for our lead Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and both cutaneous and non-cutaneous melanomas. We intend to provide an initial clinical update across these three trials in mid-2024. We are also developing TIDAL-02, our next Selected TIL program, which is currently in preclinical development and we intend to evaluate the combination of TIDAL-01 with viral immunotherapy. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

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

•
potential disruptions caused by health pandemics or epidemics, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
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

Developing, obtaining marketing approval for, and commercializing any product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. We may not be able to successfully advance any of our existing product candidates or any additional product candidates through the development process.

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

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the conflict in the Middle East, and recent bank failures affecting the financial services industry, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of December 31, 2023, all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

In October 2022, we implemented a plan to consolidate our operations, which included moving our headquarters to San Diego, California and a reduction in our workforce. In addition, in June 2023, we conducted an additional reduction in our workforce. The changes to our operations and the reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our development activities, our business, results of operations or financial condition. If we are unable to realize the expected operational efficiencies, our business, results of operations and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our reductions in force may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our potential product candidates. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards to offset future income could be subject to limitation.

As of December 31, 2023, we had approximately $43.0 million of U.S. federal and $81.9 million of state net operating loss, or NOL, carryforwards. Our U.S. federal NOL carryforwards can be carried forward indefinitely, but use of such carryforwards is limited to 80% of taxable income. If not utilized, our state NOL carryforwards will begin to expire at various dates beginning in 2038. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities if we are not able to generate sufficient taxable income to utilize our state NOL carryforwards before they expire. We have recorded a full valuation allowance related to our carryforwards due to the uncertainty of the ultimate realization of the future benefits of those assets.

Furthermore, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. Any future offerings of our securities may trigger such an ownership change. In addition, because we will need to raise substantial additional funding to finance our operations, we may in the future undergo further ownership changes. We have not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, we will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of our NOL carryforwards before they expire, which could result in greater tax liabilities than we would incur in the absence of such a limitation.

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

As of December 31, 2023, we had 80 full-time employees. As our clinical development and future commercialization plans and strategies develop, and as we transition into operating as a public company, we may need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our current operations are predominantly located in San Diego, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, health epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, pandemics or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, the amounts of insurance may not be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed and our clinical trials may be delayed. Any business interruption may adversely affect our business, results of operations and financial condition.

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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients withdrawing from clinical trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or BLA, or comparable foreign application, preparation, discussions with the FDA or comparable foreign regulatory authorities and any such request for additional preclinical or clinical data, or unexpected safety or manufacturing issues or failures;
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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:

•
regulators or institutional review boards, or IRBs, may not authorize, or ethics committees may not issue favorable opinions permitting us or our investigators to commence or continue a clinical trial or conduct a clinical trial at a prospective trial site;
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

In addition, the FDA’s and comparable foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies.For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

The regulatory framework in the United Kingdom, or UK, in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022. The reframe aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. On March 21, 2023, the MHRA published the outcome of the consultation with its responses confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for the Company's product candidates on the basis of clinical trials conducted in the United Kingdom.

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

In addition, our clinical trials will compete with other clinical trials for patient participation for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we will compete with various other cancer therapies, including combinations studies. Public perception of TIL-based immunotherapies also may adversely influence willingness of subjects to participate in clinical trials. Furthermore, because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites.

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

In the EU, the European Commission, following a related opinion of the EMA Committee for Orphan Medicinal Products, may grant orphan drug designation for medicinal products to be developed (i) for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

If a drug with orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity. This precludes the FDA or the EMA from accepting another marketing application for the same drug or, in the case of the EMA, accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization, for the same indication during this time period. The applicable period is seven years in the United States and ten years in the EU. The period which may be extended by six months in the United States and two years in the EU for products that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if at the end of the fifth year a drug no longer meets the criteria for orphan drug designation, including where it can be demonstrated on the basis of available evidence that the drug is sufficiently profitable that market exclusivity is no longer justified or where the prevalence of the condition has increased above the threshold.

We may seek orphan designation for certain of our product candidates. However, we may be unsuccessful in obtaining orphan drug designation for these and may be unable to maintain the benefits associated with orphan drug designation, even if we do obtain such designation. Even if we obtain orphan drug designation and obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different products can be approved for the same disease or condition. Even after an orphan drug is granted orphan exclusivity and approved, the FDA can subsequently approve a later application for the same drug for the same disease or condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. Similarly, the European Commission can approve a similar drug for the same therapeutic indication during the 10-year-exclusivity if the original applicant consents thereto, if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the drug in the EU, or if the similar product is demonstrated to be safer, more effective or otherwise clinically superior to ours. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

In the EU, under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate targeting an unmet medical need is expected to be of major public health interest, particularly from the point of view of therapeutic innovation.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TIL or other cell therapies for the treatment of solid tumors. Our competitors include, among others:

•
companies with approved TIL therapies like Iovance Biotherapeutics, Inc. or those that are developing TIL therapies such as Achilles Therapeutics plc, Instil Bio, Inc., KSQ Therapeutics, Inc., Lyell Immunopharma, Inc., Obsidian Therapeutics, Inc., Intima Bioscience, Inc. and others; and
•
companies focused on CAR-T and TCR-T cell therapies for solid-tumors, such as Adaptimmune Therapeutics PLC, Adicet Bio, Inc., Alaunos Therapeutics, Inc., Atara Biotherapeutics, Inc., and Immatics N.V.

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

The commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies and TIL-based immunotherapies. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology and TIL-based immunotherapy that may occur in the future, could result in a decrease in demand for any product candidates that we may develop. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies and TIL-based immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs. For example, administration of certain approved CAR-T therapies has been associated with a risk of secondary malignancies.

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

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, state, or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our preclinical and clinical development product supplies may be limited, interrupted, or not of satisfactory quality or may not continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements; this could be particularly problematic where we rely on one CDMO for the manufacture of TIDAL-01. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP or similar foreign requirements outside the United States. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

If our collaborations do not result in the successful discovery, development and future commercialization of product candidates, if approved, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and future commercialization described in this “Risk Factors” section and elsewhere in this Annual Report also apply to the activities of our therapeutic collaborators. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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
•
obtaining approval at each clinical trial site by an independent IRB or positive ethics committee opinions;
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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws that require the registration of pharmaceutical sales representatives.

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, or comparable foreign programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future marketed products could adversely affect our business, results of operations and financial condition.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 (post-approval) clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA or comparable foreign regulatory authorities may also require a REMS program, or comparable foreign strategies, as a condition of approval of our product candidates or similar risk management measures, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will need to comply with requirements of any such programs including submissions of safety and other post-marketing information and reports and registration.

The FDA or comparable foreign regulatory authorities may impose consent decrees or withdraw or vary approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information or a “black box” warning; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program or comparable foreign strategies. Other potential consequences include, among other things:

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

Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The FDA and comparable foreign regulatory authorities strictly regulate marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative liability. The policies of the FDA and comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and our business, results of operations and financial condition could be adversely affected. For example, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Since its enactment, certain provisions of the ACA have been subject to executive, judicial and congressional challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent challenge to the ACA on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental authorities to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how other healthcare reform measures of the Biden administration, if any, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant effect on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Payments made to physicians and healthcare organizations in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and/or approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

An EU member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. In some countries, we may also be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which will apply from January 12, 2025 intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Disruptions at the FDA and other national and foreign government and regulatory authorities caused by funding shortages or global health concerns, such as COVID-19, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

As of December 31, 2023, we own or exclusively license 11 issued U.S. patents and 78 issued foreign patents in 19 countries. We currently own or exclusively license 17 pending U.S. patent applications, three U.S. provisional applications, two pending international PCT applications, and 74 pending foreign patent applications in 11 other countries. Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in all jurisdictions at a reasonable cost or in a timely manner. Moreover, obtaining such protection in a timely manner, or at all, may be affected by factors or events beyond our control, such as a prolonged economic downturn, or global financial or political crises, or the ongoing political unrest between Russia and the Ukraine. In addition, we may not pursue or obtain patent protection in all relevant markets. It also is possible that we will fail to identify and file on patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Or we may not be able obtain a patent on such technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our product candidates, or to block competitor products or product candidates that are similar to ours. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

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

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than those in the United States. Moreover, obtaining such protection in a timely manner, or at all, may be affected by factors or events beyond our control, such as a prolonged economic downturn, or global financial or political crises, whether or not related to the ongoing political unrest between Russia and the Ukraine and between Israel and Hamas. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of December 31, 2023, we own or in-license patent applications covering our proprietary technologies and our product candidates that if issued as patents are expected to expire between 2039 and 2044, without taking into account any possible patent term adjustments or extensions. However, the USPTO or relevant foreign patent offices may not grant any of these patent applications. If issued, the patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Further, if issued, the patents may expire before, or soon after, any regulatory protection afforded our first approved product through data and/or market exclusivity in the United States or foreign jurisdictions. Upon the expiration of any such patents, if issued, we may lose the right to exclude others from practicing these inventions. The expiration of these patents also could adversely affect our business, results of operations and financial condition.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
global or regional public health emergencies, including pandemics, natural disasters, or major catastrophic events;
•
adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the conflict in the Middle East, and recent bank failures;
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

We currently anticipate that we will retain future earnings for the research, development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders therefore will be limited to the appreciation of the price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held, in the aggregate, approximately 51.0% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This level of control may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2027, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion and (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, future lock-up agreements and Rule 144 under the Securities Act of 1933, as amended, or the Securities Act and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of approximately 13.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of the Second Amended and Restated Investors’ Rights Agreement, or the Rights Agreement, between us and the certain of our stockholders, or the Myst Merger Agreement, Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (“Information Systems and Data”).

Our IT, legal, and finance departments work with the information security function within the Company to help identify, assess and manage the Company’s cybersecurity threats and risks. Our information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, internal or external audits, subscribing to and analyzing reports and intelligence feeds that identify cybersecurity threats and threat actors, conducting threat assessments (both internally and by third parties) for internal and external threats, evaluating our and our industry’s risk profile, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, coordinating with law enforcement concerning threats, and evaluating threats reported to us. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, data encryption, network security controls, data segregation, asset management, tracking, and disposal, access controls, system monitoring, employee training, disaster recovery/business continuity plans, risk assessments, implementation of security standards/certifications, cyber insurance, and physical security mechanisms.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers.

We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, and supply chain resources. We manage cybersecurity risks associated with our use of these providers by reviewing their security assessments, reviewing their written security program, and applicable reports.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our internal information technology systems, or those of our third-party contract research organizations, contract manufacturing organizations and other contractors and consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability, and could adversely affect our business, results of operations and financial condition”.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee within the board of directors’ is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our IT Director, who has over 24 years of IT management experience for public companies including Synergy Pharmaceuticals, Inc.

Our information security function is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO and information security function are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our response process to cybersecurity incidents is designed to escalate certain incidents to members of management depending on the circumstances, including the CFO. Our CFO and others work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the board of directors committee responsible for certain cybersecurity incidents.

The board committee receives periodic reports from our information security function (including our IT Director) concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

In July 2018, the Company entered into a lease agreement for approximately 6,500 square feet of office space in New York, New York. The Company subleased this space in November, 2022 until the lease expires in February 2026.

In May 2019, the Company entered into a lease for approximately 9,423 square feet located in Ottawa, Ontario, Canada. The lease expires in November 2024.

In June 2021, the Company leased its current corporate headquarters of approximately 19,474 square feet of office and laboratory space in San Diego, California. The lease expires in May 2025. We believe that this facility is sufficient to meet our needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial condition. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “TSBX” since our initial public offering on July 20, 2023.

Prior to that date, there was no public market for our common stock.

Holders of Common Stock

As of March 15, 2024, there were 23,099,335 shares of common stock issued and held by approximately 1,096 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

Not applicable.

Unregistered Sales of Equity Securities

Unregistered securities sold by us during the twelve months ended December 31, 2023 consisted of 279,707 shares of common stock issued upon the exercise of options and issuance of shares to Myst upon achievement of the first milestone for aggregate cash proceeds of $0.1 million.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Special Note Regarding Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Approved immunotherapies represent a significant advancement in the treatment of solid tumors, but many patients either do not respond or experience relapsed disease following an initial response. We believe the most significant challenge to creating curative immunotherapies in these patients is the low numbers of T cells that can recognize and attack the tumor, which we refer to as tumor-reactive T cells. To address this problem, we are pioneering a differentiated approach to tumor infiltrating lymphocytes, or TILs. We are developing next generation TIL therapies by selecting the most potent (meaning able to mediate an anti-tumor response) and tumor-reactive T cells, which we refer to as Selected TILs. Unlike other approaches that rely on standard “bulk TILs” that have demonstrated objective responses in clinical trials only in limited tumor types, we are developing our Selected TILs for potential treatment across the majority of solid tumors. We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, across colorectal cancer, head and neck cancer, and both cutaneous and non-cutaneous melanomas. We intend to provide an initial clinical update across these two trials in mid-2024. We are also actively advancing our preclinical pipeline programs including TIDAL-02, our next Selected TIL program, and our TIDAL-01 viral immunotherapy combination program. We define objective response as a patient experiencing a partial response or complete response to any given therapy.

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

* Two concurrent investigator sponsored trials at Moffitt Cancer Center

CRC - Colorectal cancer; HNSCC - Head and neck squamous cell carcinoma

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

We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer, and both cutaneous and non-cutaneous melanomas. Our next Selected TIL program, TIDAL-02, is being designed to encompass a next generation streamlined manufacturing process for tumor-reactive T cells and additional modifications to enhance TIL quality and function. We believe that TIDAL-02 has the potential to address the medical need in solid tumor indications that are distinct from and complementary to TIDAL-01. TIDAL-02 is currently in preclinical development. We intend to evaluate the combination of TIDAL-01 with viral immunotherapy through two approaches: (1) treatment of the patient with viral immunotherapy prior to TIL extraction to optimize TIL harvest and broaden applicability to additional tumor types with low immune cell infiltration and (2) treatment of the patient with viral immunotherapy following treatment with TIDAL-01 to optimize TIL trafficking and infiltration into solid tumors and to support the anti-tumor functions of infiltrating immune cells. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales and have incurred overall net losses since our inception through December 31, 2023. We have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements as well as our recent IPO. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, non-refundable collaboration revenue, and most recently, raised $80.0 million with gross proceeds from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters option to purchase additional shares. As of December 31, 2022 and December 31, 2023, we had cash, cash equivalents and short-term investments of $82.1 million and $94.8 million, respectively.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $30.8 million and $55.2 million for the twelve months ended December 31, 2022 and 2023, respectively. As of December 31, 2022 and December 31, 2023, we had an accumulated deficit of $121.6 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

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

Macroeconomic and Geopolitical Trends

We continue to actively monitor the impact of various macroeconomic and geopolitical trends, such as high rates of inflation, supply chain disruptions and geopolitical instability, and bank failures on our business. To date, we have not experienced a material financial statement impact or business disruptions, including with our vendors or third parties, as a result of these negative macroeconomic or geopolitical trends. Our business has been, and may continue to be, impacted by the negative macroeconomic and geopolitical trends wherever we have clinical trial sites, contract manufacturing organizations, or CMOs, facilities or other business operations.

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

Initial Public Offering

On July 25, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 6,666,667 shares of common stock at a price to the public of $12.00 per share. Aggregate net proceeds to us were $68.7 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $5.7 million. On August 15, 2023, the underwriters exercised their option to purchase an additional 651,608 shares of common stock at $12.00 per share. Aggregate net proceeds to us was $7.3 million after deducting underwriting discounts and commissions of $0.5 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In connection with the closing of the IPO, we filed our Amended and Restated Certificate of Incorporation which provides that the authorized capital stock is 500,000,000 shares consisting of 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.001 per share.

Collaboration Agreements

Below is a summary of the key terms for certain of our collaboration agreements. For a more detailed description of our collaboration agreements, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In connection with the execution of the Alliance Agreement, we issued Moffitt 91,721 shares of our common stock. As partial consideration under the Alliance Agreement, we also agreed to issue Moffitt an additional 366,884 shares of our common stock in the aggregate upon the satisfaction of certain clinical and regulatory milestones with respect to TIL Products. During the twelve months ended December 31, 2023, an additional 91,721 shares of our common stock were issued to Moffitt as a result of the achievement of the milestone related to the start of the Phase 1 clinical trial for a TIL Product. In addition, upon achievement of certain thresholds for aggregate net sales of all TIL Products, we are required to make tiered sales-based milestones payments to Moffitt of up to an aggregate of $50.0 million. With respect to each of the equity and sales milestones described above, TIL Products include any pharmaceutical, biopharmaceutical or biotechnology TIL product that is developed by us or Moffitt and is advanced into clinical development under an IND sponsored by Moffitt.

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

The Takeda Agreement accounted for 100% of our total collaboration revenue for the twelve months ended December 31, 2023 and 2022.

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

Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

The table below summarizes our research and development expenses incurred by major development program for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
RIVAL-01	$845	$32,078
TIDAL-01	46,960	36,542
TIDAL-02	6,154	5,893
Other research programs	6,532	12,190
Total research and development	$60,491	$86,703

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

We expect our general and administrative expenses will increase during the next few years to support our continued research and development activities of our product candidates and associated expenses with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC and Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley Act compliance expenses, increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other administrative expenses and professional services.

Other Income, Net

Other income, net consists primarily of interest income earned on our short-term investments and foreign currency remeasurement gains and losses.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following tables set forth our results of operations (in thousands):

	Year Ended December 31,
	2023	2022	Change ($)
Collaboration revenue	$19,306	$73,300	$(53,994)
Operating expenses:
Research and development	60,491	86,703	(26,212)
General and administrative	17,847	18,223	(376)
Total operating expenses	78,338	104,926	(26,588)
Loss from operations	(59,032)	(31,626)	(27,406)
Other income, net	3,546	933	2,613
Benefit (provision) for income taxes	286	(141)	427
Net loss	$(55,200)	$(30,834)	$(24,366)

Collaboration Revenue

Collaboration revenue was $19.3 million and $73.3 million during the twelve months ended December 31, 2023 and 2022, respectively, a decrease of $54.0 million, or 73.7%. The change was due to recognition of deferred revenue as a result of the termination of the Takeda Agreement resulting in all remaining deferred revenue recognized by the first quarter of fiscal year 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands).

	Year Ended December 31,
	2023	2022
Pre-clinical research and development	$10,267	$19,530
Manufacturing	24,089	42,221
Clinical and regulatory	6,870	6,521
Personnel related	19,265	18,431
Total research and development	$60,491	$86,703

Research and development expenses were $60.5 million and $86.7 million during the years ended December 31, 2023 and 2022, respectively, a decrease of $26.2 million, or 30.2%. The decrease was due primarily to a decrease of $9.2 million in pre-clinical research costs and $18.1 million in manufacturing expenses due to the termination of the Takeda agreement and winding down activities related to the RIVAL-01 platform offset by increases of $0.9 million in personnel-related costs, and $0.4 million in clinical and regulatory costs. Due to the termination of the Takeda Agreement and research and development activities thereunder, we expected our research and development expenses to decline during the twelve months ended in December 2023 as compared to the twelve months ended in December 2022; however, we expect our research and development expenses to increase over the long term as we advance the development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $17.9 million and $18.2 million during the years ended December 31, 2023 and 2022, respectively, a decrease of $0.4 million, or 2.2%. We anticipate that general and administrative expenses will remain stable as we support public company operations.

Other Income (Expense), Net

Other income (expense), net was $3.5 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively, an increase of $2.6 million, or 288.9%. The increase was primarily due to interest income earned on the net proceeds from our recently completed IPO and the Federal Reserve increasing interest rates.

Liquidity and Capital Resources

In December 2018, we completed a corporate reorganization pursuant to which Turnstone Biologics Inc. merged with and into Turnstone Biologics Corp., a newly formed Delaware corporation, as the successor company. As a result of this reorganization, we changed our domicile from the country of Canada to the State of Delaware. Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through December 31, 2023.

We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date these consolidated financial statements are issued and believe our existing cash and cash equivalents and short-term investments as of December 31, 2023 of $94.8 million will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025.

Prior to our IPO and since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, nonrefundable collaboration revenue, and most recently, with gross proceeds of $80.0 million from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters’ option to purchase additional shares. As of December 31, 2022 and December 31, 2023, we had cash, cash equivalents and short-term investments of $82.1 million and $94.8 million, respectively.

We have incurred significant operating losses in the past and expect to continue to incur significant operating losses for the foreseeable future. Our net loss was $30.8 million and $55.2 million for the twelve months ended December 31, 2022 and 2023, respectively. As of December 31, 2022 and December 31, 2023, we had an accumulated deficit of $121.6 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

We expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

As of December 31, 2022 and December 31, 2023, we had cash, cash equivalents and short-term investments of $82.1 million and $94.8 million, respectively. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditures into the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(66,152)	$(71,062)
Cash used in investing activities	(28,093)	(14,932)
Cash provided by (used in) financing activities	77,046	(2,656)
Net decrease in cash, cash equivalents and restricted cash	$(17,199)	$(88,650)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $66.2 million, primarily due to our net loss of $55.2 million and the decrease in our net operating assets and liabilities of $17.9 million, which included changes in deferred revenue of $19.3 million, accretion of the premium on short-term investments of $2.1 million and partially offset by changes in stock-based compensation of $4.2 million, depreciation and amortization expense of $2.8 million, impairment of long-lived assets of $1.6 million, and loss on disposal of property and equipment of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2022 was $71.1 million, primarily due to our net loss of $30.8 million and decrease in our net operating assets and liabilities of $58.0 million, which included changes in deferred revenue of $53.1 million, partially offset by changes in stock-based compensation and Moffitt performance awards of $6.4 million, depreciation and amortization expense of $3.9 million, impairment of ROU asset of $0.5 million and change in the fair value of contingent consideration liabilities of $7.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $28.1 million, due primarily to $109.8 million in purchases of short-term investments and $1.3 million in purchases of property and equipment offset by the maturities of $82.5 million of short-term investments and $0.5 million of proceeds from the sale of property and equipment.

Net cash used in investing activities for the year ended December 31, 2022 was $14.9 million, due primarily to the purchase of short-term investments of $59.5 million and $5.2 million in purchases of property and equipment offset by the maturities of short-term investments of $49.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $77.0 million, due primarily to $77.8 in proceeds from our IPO, net of issuance costs and $0.1 million from the exercise of stock options offset by $0.9 million cash payment of contingent consideration related to Myst’s achievement of the first and second milestone under the Myst Merger Agreement.

Net cash used in financing activities for the year ended December 31, 2022 was $2.7 million, due primarily to the $2.8 million cash payment of contingent consideration related to Myst’s achievement of the second milestone offset by $0.2 million from the exercise of stock options.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination at the request of either party with less than one year notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. We additionally have contractual obligations for our operating leases for our corporate headquarters and office and laboratory spaces. These obligations are further described in Note 11 to our consolidated financial statements. We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments.

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We can’t estimate when such payments will be due and none of these events were probable to occur as of December 31, 2022 and December 31, 2023, respectively.

Critical Accounting Polices and Estimates

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our significant accounting policies and methods used in preparation of our consolidated financial statements are described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Accrued Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, materials and supplies, preclinical expenses, manufacturing expenses, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Costs of certain development activities, such as manufacturing, are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Costs associated with collaboration agreements are included in research and development expenses. Assets acquired that are used for research and development and which have no alternative use are expensed to research and development costs.

We makes estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known at that time. Accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations (“CROs”), clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other available information. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expenses incurred. Subsequent changes in estimates may result in a material change in accruals.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options and restricted stock units or RSUs, by estimating the fair value on the date of grant. We estimate the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs granted to employees is the closing price of our common stock on the date of grant. We recognize stock-based compensation expense, over the requisite service period, based on the vesting provisions of the individual grants. Generally, we issue stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. We account for forfeitures when they occur.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividend yields. Due to the lack of a public market for our common stock until July 20, 2023, and lack of company- specific historical and implied volatility data, we have based our computation of expected volatility on the average historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term. We use the simplified method as prescribed by the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on its common stock.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including evaluating the impact of the overall micro- and macro-economic conditions on the carrying value of our long-lived assets, including property and equipment and operating lease assets. During the year ended December 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, we assessed our long-lived assets, including property and equipment and operating lease assets for impairment. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first to fair value Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

We recognized long-lived asset impairment charges of $1.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

Contingent Consideration

Consideration paid related to the Myst Merger Agreement may include potential future payments that are contingent upon our achieving certain milestones in the future. Contingent consideration liabilities are measured at their estimated fair value as of the date of the consolidated balance sheets using a probability-based income approach based on the monetary value of the milestone payment discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under other liabilities, non-current in the consolidated balance sheets. Changes in the fair value of the contingent consideration are recorded as research and development expenses in the consolidated statement of operations and comprehensive loss.

Accounting Pronouncements Recently Adopted

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our financial statements.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2027, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Exchange Act.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Turnstone Biologics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Turnstone Biologics Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

San Diego, California

March 21, 2024

Turnstone Biologics Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,798	$34,731
Restricted cash	116	382
Short-term investments	76,979	47,330
Accounts receivable - collaboration agreement	194	8,728
Prepaid expenses	4,655	5,081
Other current assets	2,812	1,749
Total current assets	102,554	98,001
Other assets, noncurrent	1,143	2,582
Operating lease right of use assets	2,766	4,631
Property and equipment, net	6,352	9,724
Total assets	$112,815	$114,938
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$36	$3,435
Accrued expenses and other current liabilities	9,909	14,287
Operating lease liability, current	2,025	1,961
Deferred revenue, current	—	15,144
Total current liabilities	11,970	34,827
Deferred revenue, noncurrent	—	4,162
Operating lease liability, noncurrent	1,189	3,205
Other liabilities, noncurrent	989	2,267
Total liabilities	14,148	44,461
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.001 par value; authorized, issued and outstanding shares - 0 and 11,250,000 at December 31, 2023 and 2022, respectively; liquidation preference - $0 and $8,643 at December 31, 2023 and 2022, respectively	—	8,643
Series B-1 redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 16,285,156 at December 31, 2023 and 2022, respectively; liquidation preference - $0 and $12,611 at December 31, 2023 and 2022, respectively	—	12,611
Series B-2 redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 25,065,538 at December 31, 2023 and 2022, respectively; liquidation preference - $0 and $28,860 at December 31, 2023 and 2022, respectively	—	28,860
Series C redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 17,905,288 at December 31, 2023 and 2022, respectively; liquidation preference - $0 and $42,100 at December 31, 2023 and 2022, respectively	—	42,100
Series D redeemable convertible preferred stock $0.001 par value; authorized, issued and outstanding shares - 0 and 29,285,356 at December 31, 2023 and 2022, respectively; liquidation preference - $0 and $80,000 at December 31, 2023 and 2022, respectively	—	79,730
Total redeemable convertible preferred stock	—	171,944
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized at December 31, 2023 and 2022, respectively, 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value; 490,000,000 and 147,892,358 shares authorized, 23,099,335 and 2,915,757 shares issued and outstanding as of December 31, 2023 and 2022, respectively	23	3
Additional paid-in capital	275,521	20,501
Accumulated other comprehensive loss	(119)	(413)
Accumulated deficit	(176,758)	(121,558)
Total stockholders’ equity (deficit)	98,667	(101,467)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$112,815	$114,938

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$19,306	$73,300
Operating expenses:
Research and development	60,491	86,703
General and administrative	17,847	18,223
Total operating expenses	78,338	104,926
Loss from operations	(59,032)	(31,626)
Other income, net	3,546	933
Net loss before income taxes	(55,486)	(30,693)
Benefit (provision) for income taxes	286	(141)
Net loss	$(55,200)	$(30,834)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	294	(168)
Total comprehensive loss	$(54,906)	$(31,002)
Net loss	$(55,200)	$(30,834)
Less: accretion of preferred stock to redemption value	$(39)	$(190)
Net loss attributable to common stockholders, basic and diluted	$(55,239)	$(31,024)
Weighted-average shares of common stock outstanding, basic and diluted	11,562,910	2,484,569
Net loss per share attributable to common stockholders, basic and diluted	$(4.78)	$(12.49)

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2021	11,250,000	$8,582	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,048	29,285,356	$79,653	2,550,478	$3	$9,115	$(245)	$(90,724)	$(81,851)
Accretion of redeemable convertible preferred stock issuance costs		$61						$52		$77			$(190)			$(190)
Issuance of common stock upon Myst milestone achievement											212,203		$5,000			$5,000
Moffitt performance based common stock award											91,721		$2,051			$2,051
Exercise of stock options											61,355		$157			$157
Stock-based compensation expense													$4,368			$4,368
Unrealized loss on available-for-sale debt securities														$(168)		$(168)
Net Loss															$(30,834)	$(30,834)
Balance at December 31, 2022	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,730	2,915,757	$3	$20,501	$(413)	$(121,558)	$(101,467)
Proceeds from IPO, net of issuance costs											7,318,275	$7	$75,956			$75,963
Accretion of redeemable convertible preferred stock issuance costs										$39			$(39)			$(39)
Conversion of redeemable convertible preferred stock to common stock due to the IPO	(11,250,000)	$(8,643)	(16,285,156)	$(12,611)	(25,065,538)	$(28,860)	(17,905,288)	$(42,100)	(29,285,356)	$(79,769)	12,493,879	$13	$171,970			$171,983
Issuance of common stock upon Myst milestone achievement											249,992	$—	$2,812			$2,812
Moffitt performance based common stock award											91,721	$—	$—			$—
Exercise of stock options											29,711	$—	$105			$105
Stock-based compensation expense													$4,216			$4,216
Unrealized gain on available-for-sale debt securities														$294		$294
Net loss															$(55,200)	$(55,200)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	23,099,335	$23	$275,521	$(119)	$(176,758)	$98,667

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities
Net loss	$(55,200)	$(30,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,216	4,368
Loss on disposal of property and equipment	324	—
Depreciation and amortization	2,798	3,901
Impairment of long-lived assets	1,582	497
Moffitt performance-based common stock award	—	2,051
Accretion of premium on short term investments	(2,059)	(98)
Change in fair value of contingent consideration liability	109	7,019
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	8,534	(2,013)
Prepaid expenses	426	(197)
Other current assets	(1,063)	548
Operating lease liabilities	(87)	(1,735)
Accounts payable	(3,399)	3,407
Change in contingent consideration liability	(1,477)	—
Accrued compensation and other accrued liabilities	(1,122)	(4,879)
Other non-current assets	(437)	—
Other non-current liabilities	9	—
Deferred revenue	(19,306)	(53,097)
Net cash flows used in operating activities	(66,152)	(71,062)
Investing Activities
Proceeds from maturities of short-term investments	82,500	49,750
Purchase of short-term investments	(109,796)	(59,512)
Proceeds from sale of property and equipment	452	—
Purchases of property and equipment	(1,249)	(5,170)
Net cash flows used in investing activities	(28,093)	(14,932)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	77,839	—
Payment of contingent consideration related to Myst milestone	(898)	(2,813)
Proceeds from exercise of stock options	105	157
Net cash flows provided by (used in) financing activities	77,046	(2,656)
Net decrease in cash, cash equivalents and restricted cash	(17,199)	(88,650)
Cash, cash equivalents and restricted cash at beginning of the period	35,113	123,763
Cash, cash equivalents and restricted cash at end of the period	$17,914	$35,113
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	100	83
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock	39	190
Additions to ROU assets obtained from new operating leases	—	4,218
Equipment purchases included in accrued expenses	535	—
Conversion of convertible preferred stock to common stock upon closing of IPO	171,983	—
Issuance of common stock to settle Myst contingent consideration liability	2,812	5,000

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Notes to the Consolidated Financial Statements

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

Reverse Stock Split

On July 14, 2023, the Company effected a 1-for-7.9872 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock and redeemable convertible preferred stock. All share and per share amounts included in the accompanying consolidated financial statements and related notes have been retroactively adjusted, where applicable, to reflect the Reverse Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock, underlying outstanding stock options, and restricted stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Stockholders entitled to fractional shares as a result of the Reverse Split received a cash payment in lieu of receiving fractional shares.

Initial Public Offering

On July 25, 2023, the Company completed its initial public offering ("IPO") pursuant to which it issued and sold an aggregate of 6,666,667 shares of common stock at a price to the public of $12.00 per share. Aggregate net proceeds to the Company were $68.7 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $5.7 million. On August 15, 2023, the underwriters exercised their option to purchase an additional 651,608 shares of common stock at $12.00 per share. Aggregate net proceeds to the Company were $7.3 million after deducting underwriting discounts and commissions of $0.5 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In connection with the closing of the IPO, the Company filed its Amended and Restated Certificate of Incorporation which provides that the authorized capital stock of the Company is 500,000,000 shares consisting of 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.001 per share.

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $55.2 million and $30.8 million for the twelve months ended December 31, 2023 and 2022, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from the IPO completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of December 31, 2023, the

Company had an accumulated deficit of $176.8 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these consolidated financial statements are issued and believes its existing cash and cash equivalents and short-term investments as of December 31, 2023 of $94.8 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation of Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain prior period amounts reported in the Company’s consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to accrued expenses, contingent liabilities, impairment of long-lived assets, revenue recognition, the valuation of equity-based compensation, common stock, restricted common stock, and income taxes. The Company bases its estimates on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Segment Reporting

The Company has determined that it operates and manages one operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and highly liquid investments that are readily convertible to cash and that have an original maturity of three months or less from date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease as of December 31, 2023 and the San Diego and New York facility leases as of December 31, 2022. Restricted cash was approximately $0.1 million and $0.4 million as of December 31, 2023 and 2022, respectively.

The Company invests its excess cash in investment grade, short-term, fixed income securities and recognizes purchased securities on the settlement date. All investments have been classified as “available-for-sale” in the consolidated balance sheets and are carried at estimated fair value based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such designation as of each balance sheet date.

The Company assesses its available-for-sale securities under the available-for-sale security impairment model in ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”) as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders’ equity (deficit).

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

The Company records accounts receivable amounts invoiced to a collaborator, for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company estimates an allowance for credit losses based on the creditworthiness of its collaborator, current economic conditions and future economic conditions, as may be applicable. If a receivable is deemed to be uncollectible, the balance is charged against the allowance. As of December 31, 2023 and December 31, 2022, the Company had an accounts receivable balance of $0.2 million and $8.7 million, respectively of which Takeda accounted for 100%, and no allowance was recorded. Accounts receivable and unbilled accounts receivable are presented in accounts receivable, net on the consolidated balance sheets. During the twelve months ended December 31, 2023 and 2022, the Company did not recognize any charges for write-offs of accounts receivable.

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign-hedging arrangements.

Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires that an entity maximize the use of observable inputs when estimating fair value. The fair value hierarchy includes the following three-level classification which is based on the market observability of the inputs used for estimating the fair value of the assets or liabilities being measured:

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

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a recurring basis (at least annually). To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Investment Tax Credits

The Company claims Scientific Research and Experimental Development (“SR&ED”) deductions and related investment tax credits for income tax purposes based upon management’s interpretation of the applicable legislation in the Income Tax Act (Canada). Investment tax credits are subject to Canada Revenue Agency review and assessment of the eligibility of the Company’s research expenditures. These tax credits are applied to reduce the related research and development expenses incurred in the year recognized. Actual investment tax credits received may differ from those estimated and recorded in these consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are two to three years for computer equipment and software, and five years for laboratory, office equipment and furniture. Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the lease.

Revenue Recognition

The Company enters into collaboration arrangements that may include the receipt of payments for up-front license fees, success-based milestone payments, full time equivalent based payments for research services, and royalties on any future sales of commercialized products that result from the collaborations.

Effective January 1, 2017, the Company adopted the provisions of ASC Topic 606, Revenue from Contacts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company accounts for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) each party’s rights regarding the goods or services to be transferred can be identified, (iii) the payment terms for the goods and services to be transferred can be identified, (iv) the arrangement has commercial substance and (v) collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods or services that will be transferred to the customer is probable.

The Company estimates the transaction price based on the amount of consideration the Company expects for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the transaction price based on which method better predicts the amount of consideration expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

For arrangements that include development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment.

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company allocates the transaction price based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration related to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

For performance obligations, which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation in order to determine whether the combined performance obligation is satisfied over time or at a point in time. The Company determines the appropriate method of measuring progress of combined performance obligations satisfied over time for purposes of recognizing revenue determined on a contract by contract basis (See Note 6—Agreements for additional information). The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

The Company receives payments from customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of payroll and other personnel-related expenses, materials and supplies, preclinical expenses, manufacturing expenses, contract research and development services, and consulting costs, as well as allocations of facilities and other overhead costs. Costs of certain development activities, such as manufacturing, are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Costs associated with collaboration agreements are included in research and development expenses. Assets acquired that are used for research and development and which have no alternative use are expensed to research and development costs.

Preclinical and Clinical Trial Accruals

The Company makes estimates of its accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known at that time. Accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations (“CROs”), clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other available information. If the Company underestimates or overestimates the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expenses incurred. Subsequent changes in estimates may result in a material change in accruals.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options and restricted stock units, ("RSUs"), by estimating the fair value on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs granted to employees is the closing price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense, over the requisite service period, based on the vesting provisions of the individual grants. Generally, the Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company accounts for forfeitures when they occur.

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

Determination of Fair Value of Common Stock

After the Company's IPO in July 2023, the fair value of common stock is determined using the closing price of the Company's common stock on the Nasdaq Global Select Market. Prior to the IPO, there were significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock. These estimates and assumptions include a number of objective and subjective factors, including, among other things, external market conditions, the prices at which the Company sold shares of its convertible preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale of the Company. The approach to estimating the fair market value of common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“Practice Aid”).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including evaluating the impact of the overall micro- and macro-economic conditions on the carrying value of its long-lived assets, including property and equipment and operating lease assets. During the twelve months ended December 31, 2023, the Company's stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, the Company assessed our long-lived assets, including property and equipment and operating lease assets for impairment. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first to fair value Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

The Company recognized long-lived asset impairment charges of $1.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively (See Note 4—Property and Equipment, Net and Note 11—Leases for additional information).

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

Income Taxes

The Company accounts for the effect of income taxes in its consolidated financial statements using the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). This process involves estimating actual current tax liabilities together with assessing the impact of carryforward and temporary differences resulting from the differing treatment of items such as depreciation for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse.

The Company regularly assesses the likelihood that the deferred income tax assets will be realized. A valuation allowance to reduce the deferred tax assets to the amount that the Company believes is more likely than not to be realized is established based on their judgement of all available positive and negative evidence. The assessment is completed on a taxing jurisdiction basis for each tax-paying component and takes into account a number of types of evidence, including:

• the nature and history of current or cumulative financial reporting income or losses;

• sources of future taxable income;

• the anticipated reversal or expiration dates of deferred tax assets; and

• tax planning strategies.

The Company has established a valuation allowance to offset its gross deferred tax assets as of December 31, 2023 and 2022 due to the uncertainty of realizing future tax benefits primarily related to net operating loss carryforwards and income tax credits in Canada.

The Company applies ASC 740-10 Income Taxes which requires a two-step approach to recording a tax benefit in the consolidated financial statements. The first step requires an evaluation of the tax position to determine whether it is “more likely than not”, based on the technical merits, that it will be sustained on audit. Provided that the tax position satisfies the recognition step, the Company then measures and records the position at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement of the audit. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no accrued interest and penalties as of December 31, 2023.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Prior to the Company's IPO, the Company applied the two-class method to compute basic and diluted net loss per share because it had issued redeemable convertible preferred stock that met the definition of participating securities. The two-class method determined net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method required earnings available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all earnings for the period had been distributed. During periods of loss, there was no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Foreign Currency

The accumulated other comprehensive loss on the balance sheet includes foreign currency translation adjustments through December 31, 2015 recorded in connection with the change in functional currency from the Canadian dollar to the U.S. dollar. Gains or losses resulting from transactions denominated in foreign currencies are recorded as a component of other income or expense, within the consolidated statements of operations and comprehensive loss.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The Company has elected to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented in the Company’s consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments for operating leases. Balances related to operating leases are recognized on the consolidated balance sheets as right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current.

Deferred Offering Costs

The Company had deferred offering costs, related to its recently completed IPO, consisting of legal, accounting and other fees and costs directly attributable to the Company’s IPO and are included with other assets, noncurrent in the consolidated balance sheets until the completion of the IPO. The deferred offering costs were offset against the proceeds received upon the completion of the IPO. As such, there were no deferred offering costs as of December 31, 2023. As of December 31, 2022, the Company recorded $1.9 million of deferred offering costs.

Contingent Consideration

Consideration paid related to the Myst Merger Agreement (see Note 7 - Asset Acquisition for additional information) may include potential future payments that are contingent upon the Company achieving certain milestones in the future. Contingent consideration liabilities are measured at their estimated fair value as of the date of the consolidated balance sheets using a probability-based income approach based on the monetary value of the milestone payment discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under other liabilities, non-current in the consolidated balance sheets. Changes in the fair value of the contingent consideration are recorded as research and development expenses in the consolidated statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2021-03 (“ASU 2016-13”). The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was effective for the Company on January 1, 2023. The adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, ASU 2023-09 requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

As of December 31, 2023 and 2022, the Company’s restricted cash which is maintained as collateral in connection with its New York and San Diego facility leases, (See Note 2 – Summary of Significant Accounting Policies for additional information) are valued using Level 1 inputs. The Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as frequently as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The Company had $0.9 million and $6.0 million in contingent consideration liabilities as of December 31, 2023 and 2022, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment as of December 31, 2023 and two separate potential milestone payments as well as the remaining unpaid liability of $2.2 million from the milestone achievement as of December 31, 2022 with each measured at fair value (See Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$15,635			$15,635
Restricted cash(1)	116	—	—	116
U.S. government and agency securities(2)	76,979	—	—	76,979
Total financial assets	$92,730	$—	$—	$92,730
Financial liabilities:
Contingent consideration(3)	$—	$—	$916	$916
Total financial liabilities	$—	$—	$916	$916

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$9,238	$—	$—	$9,238
Restricted cash(1)	382	—	—	382
U.S. government and agency securities(2)	30,649	16,681	—	47,330
Total financial assets	$40,269	$16,681	$—	$56,950
Financial liabilities:
Contingent consideration(3)	$—	$—	$5,994	$5,994
Total financial liabilities	$—	$—	$5,994	$5,994

(1)
Restricted cash serves as deposits for the Company’s San Diego office lease as of December 31, 2023 and New York and San Diego office leases as of December 31, 2022.

(2)
Included in short-term investments on the consolidated balance sheets and are classified as available-for sale debt securities.
(3)
Contingent consideration related to the Myst Merger Agreement.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	December 31, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment for first	$916	Discounted cash flow	Likelihood of occurrence	10%
registrational study (see Note 7			Discount rate	25%
- Asset Acquisition for additional information)			Expected term (in years)	3.5

	Fair Value as of
Contingent Consideration Liability	December 31, 2022	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payments	$5,994	Discounted cash flow	Likelihood of occurrence	20% - 100%
			Discount rate	22%
			Expected term (in years)	0.25 - 2.75

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2022	$5,994
Changes in the fair value of contingent consideration	109
Cash payment of Myst milestone	(2,375)
Equity issuance related to milestone achievement	(2,812)
Contingent consideration at December 31, 2023	916

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$15,635	$—	$—	$15,635
Restricted cash	116	—	—	116
U.S. government securities	76,875	104	—	76,979
Total financial assets	$92,626	$104	$—	$92,730
Classified as:
Cash and cash equivalents				$15,635
Restricted cash				116
Short-term investments				76,979
				$92,730

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$9,238	$—	$—	$9,238
Restricted cash	382	—	—	382
U.S. government securities	30,761	—	(112)	30,649
Level 2: U.S. agency securities	16,759	—	(78)	16,681
Total financial assets	$57,140	$—	$(190)	$56,950
Classified as:
Cash and cash equivalents				$9,238
Restricted cash				382
Short-term investments				47,330
				$56,950

As of December 31, 2023, 0 of 28 of our available-for-sale debt securities were in a gross unrealized loss position. As of December 31, 2022, 23 out of 24 of our available-for-sale debt securities were in an aggregate gross unrealized loss position of $0.2 million with an aggregate fair value of $45.3 million. While short-term investments are available-for-sale, it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. All short-term investments currently held have maturities of less than one year.

The Company reviews short-term investments for impairment during each reporting period. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. There were no unrealized losses in the Company's investment portfolio at December 31, 2023. Unrealized losses were not significant for the investments held in the Company’s portfolio as of December 31, 2022 and the Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. The Company considered the risk-profile of the counterparties under ASU 2016-13, noting that any credit risk associated with such entities is either zero or near zero. There were no impairment losses or expected credit losses related to its short-term investments during the twelve months ended December 31, 2023 and 2022.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Computer equipment and software	$—	$376
Laboratory equipment	11,043	12,901
Furniture	690	758
Leasehold improvements	1,308	1,308
	13,041	15,343
Less: Accumulated depreciation and amortization	(6,689)	(5,619)
Total property and equipment, net	$6,352	$9,724

Property and equipment depreciation and amortization expense for the twelve months ended December 31, 2023 and 2022, was $2.8 million and $2.2 million, respectively.

The gain (loss) on disposal of property and equipment was ($0.3) million and $0.1 million for the twelve months ended December 31, 2023 and 2022, respectively.

During the twelve months ended December 31, 2023, the Company's stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, the Company assessed our long-lived assets, including its property, plant and equipment and operating lease assets for impairment. For its property and equipment, the Company performed a recoverability test by comparing the future cash flows attributable to the property and equipment to the carrying value of the assets. Based on this evaluation, the Company determined that the property and equipment with a carrying value of $7.9 million was no longer recoverable. As a result, the Company recognized an impairment charge of $1.6 million which was calculated as the difference between fair value of the assets and its carrying value. The fair value was based on the indirect cost approach which considers the cost of constructing a new asset less depreciation and obsolescence. the fair value ws determined using level 3 inputs. The impairment charge was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2023.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Research and development expense	$5,675	$6,688
Professional and consulting expense	641	1,170
Compensation	3,593	2,366
Contingent consideration, current	—	3,791
Other current liabilities	—	272
Total accrued expenses and other current liabilities	$9,909	$14,287

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

Costs incurred relating to the Takeda Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss during the twelve months ended December 31, 2023 and 2022.

The deferred revenue balance in connection with the Takeda Agreement as of December 31, 2023 and 2022 was $0.0 million and $19.3 million, respectively, which is classified as either current or noncurrent in the accompanying consolidated balance sheets based on the periods the performance obligations are expected to be performed. The Company recognized the remaining deferred revenue balance during the three months ended March 31, 2023 as the Company concluded that there were no remaining estimated services to be performed associated with the obligations under the Takeda Agreement. The Company recognized collaboration revenue related to the Takeda Agreement for the twelve months ended December 31, 2023 and 2022 of $19.3 million and $73.3 million, respectively. Receivables related to reimbursable costs expected to be received from Takeda for research and development services performed under the Development Program at December 31, 2023 and 2022 were $0.2 million and $8.7 million, respectively.

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

7. Asset Acquisition

In December 2020, the Company entered into the Agreement and Plan of Merger and Reorganization (the “Myst Merger Agreement”), by and among the Company, Flatiron Merger Sub I, Inc. (“Merger Sub”), Flatiron Merger Sub II, LLC (“Merger LLC”), a direct, wholly-owned subsidiary of the Company, Myst Therapeutics, Inc. (“Myst”), and Timothy Langer, the sole common stockholder of Myst (“Langer”). Pursuant to the Myst Merger Agreement, the business combination (the “Merger”) was affected in two steps. The first step was the merger of Merger Sub with and into Myst. The second step was the merger of Myst with and into Merger LLC. The Merger closed on December 14, 2020, and the effective date of the Merger was January 20, 2021. As a result of the Merger, the separate existences of Merger Sub and Myst ceased, and Merger LLC became the Company’s wholly-owned subsidiary.

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains an employee of the Company. As of December 31, 2023, Langer is still employed by the Company and 272,220 shares of the Company’s common stock have vested and been released from escrow with the remaining 90,740 shares of the Company’s common stock to be released in December 2024, based on his continued employment. This restricted equity grant is accounted for as a compensatory arrangement under ASC 718 as continued service is required under the agreement. fo

In addition, under the Myst Merger Agreement, each Myst Holder is entitled to receive certain payments as consideration based on the achievement by the Company of three predefined milestones. The initial milestone is the closing of an initial public offering, which occurred on July 25, 2023, the second milestone is the first acceptance by the FDA of an IND filed by, on behalf of or for the benefit of the Company, or the Company’s sublicensees for a product being developed by or on behalf of the Company or its sublicensees that is claimed as a product or method of making or using the product by a pending or issued Myst patent claim existing at the time of such acceptance, and the third milestone is the occurrence of the earlier of (i) the commencement of the first registration study for a product being developed by, on behalf of or for the benefit of the Company that is claimed as a product or a method of making or using the product by an issued Myst patent claim existing as of the time of such commencement or (ii) the issuance of a Myst patent claim that claims a product or method of making or using the product then being developed by, on behalf of or for the benefit of the Company, or its sublicensees, that is or was the subject of a registration study that has or had commenced. The milestones are not contingent on one another, and the milestones do not need to be achieved in any specific order.

Within 45 days of the achievement of the initial milestone, which occurred on July 25, 2023, the Company is obligated to pay the Myst Holders an aggregate amount equal to $3.0 million. At the Company’s election, the Company may pay this consideration in cash or in shares of the Company’s common stock. Pursuant to a letter agreement dated September 11, 2023 between the Company and the former equityholders of Myst regarding the $3.0 million milestone payment that became due and owing to the Myst Holders, the Company agreed to pay $0.2 million in cash to the former optionholders of Myst on or before September 30, 2023, with the remaining $2.8 million payable to Langer in shares of the Company’s common stock. On September 11, 2023, the Company issued 249,992 shares of the Company’s common stock to Langer.

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

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC 815 and the second and third milestones as liabilities in accordance with ASC 480. In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The adjustment to the fair value of the contingent consideration of $0.9 million and $7.0 million for the twelve months ended December 31, 2023 and 2022, respectively were included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

Common Stock

In connection with the closing of the IPO, the Company filed its Amended and Restated Certificate of Incorporation which provides that the authorized common stock of the Company is 490,000,000 shares of common stock with a par value of $0.001 per share. Holders of outstanding shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of common stock. Subject to the rights of the holders of any class of the Company’s capital stock having any preference or priority over common stock, the holders of common stock are entitled to receive dividends that are declared by the Company’s board of directors out of legally available funds. In the event of a liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in the net assets remaining after payment of liabilities, subject to prior rights of preferred stock, if any, then outstanding. The common stock has no preemptive rights, conversion rights, redemption rights or sinking fund provisions, and there are no dividends in arrears or default. All shares of common stock have equal distribution, liquidation and voting rights, and have no preferences or exchange rights.

Shares of common stock reserved for future issuance, on an as-if-converted basis, consisted of the following:

	December 31,	December 31,
	2023	2022
Series A redeemable convertible preferred stock	—	1,408,502
Series B-1 redeemable convertible preferred stock	—	2,038,903
Series B-2 redeemable convertible preferred stock	—	3,138,208
Series C redeemable convertible preferred stock	—	2,241,740
Series D redeemable convertible preferred stock	—	3,666,526
Common stock options outstanding	3,374,282	2,529,982
Unvested RSUs	102,945	—
Shares available for issuance under the ESPP	222,287	—
Shares available for issuance under the Plans	1,755,404	255,685
	5,454,918	15,279,546

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

2023 Equity Incentive Plan

In July 2023, the Company's board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan” and together with the 2018 and 2016 Plans the "Plans") which became effective upon the date of the IPO. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of the stock option grants under the 2023 Plan is ten years. In general, the awards granted under the 2023 Plan vest over a four-year period from the vesting commencement date. The 2023 Plan does not permit early exercises. The number of shares available for future issuance under the 2023 Plan is the sum of (1) 1,889,435 new shares, plus (2) 712,503 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2023 Plan, and (3) up to 120,949 Returning Shares (as defined in the 2023 Plan), as such shares become available from time to time. The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2024 continuing through January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. There was no limitation for 2024. Following the effectiveness of the 2023 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the Plan.

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2021	1,759,275	$7.26	7.2	$6,912
Options granted	951,543	$11.02
Options exercised	(61,355)	$2.55
Options canceled/forfeited	(119,481)	$5.75
Outstanding — December 31, 2022	2,529,982	$8.86	6.8	$5,886
Options granted	1,028,355	$5.44
Options exercised	(29,715)	$3.49
Options canceled/forfeited	(154,340)	$10.29
Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Exercisable — December 31, 2023	1,792,591	$7.93	5.3	$347
Vested and expected to vest — December 31, 2023	3,374,282	$7.66	7.1	$352

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.9% - 4.8%	1.7% - 3.6%
Expected term (in years)	5.8 - 6.2	5.7 - 6.0
Dividend yield	0.0%	0.0%
Volatility	85.8% - 88.2%	86.3% - 87.2%
Weighted-average exercise price of stock options granted	$5.44	$11.02

As of December 2023, the Company grants RSUs to employees. The RSU activity is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2022	—	$—
Granted	102,945	$2.71
Cancelled/Forfeited	—	—
Vested/Released	—	—
Outstanding, non-vested as of December 31, 2023	102,945	$2.71

The allocation of stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,274	$2,167
General and administrative	1,942	2,201
Total stock-based compensation	$4,216	$4,368

The weighted-average grant date Black Scholes fair market value of options granted to employees, directors and consultants during the twelve months ended December 31, 2023 and 2022 was $4.06 per share and $7.91 per share, respectively. The total weighted-average grant date fair value of RSUs granted by the Company during the year ended December 31, 2023 was $0.3 million.

As of December 31, 2023, the Company had unrecognized stock-based compensation expense of $7.0 million and $0.3 million, related to stock options and RSUs respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 3.9 years, respectively.

Restricted Stock

In December 2020, Langer received 725,920 shares as payment related to the Myst Merger Agreement. Of the total issued, the Company restricted 362,960 shares to vest over a four-year period in equal annual installments. As of December 31, 2023, 90,740 shares remain unvested, and the Company had $0.9 million in unrecognized stock-based compensation expense related to unvested restricted stock which is expected to be recognized evenly over 1 year.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. There was no limitation for 2024. As of December 31, 2023, there was no enrollment offered to the Company's employees.

10. Income Taxes

The following table represents the components of net loss before income taxes (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(52,765)	$(22,065)
Foreign	(2,721)	(8,628)
Loss before provision for income taxes	$(55,486)	$(30,693)

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$(522)	$80
State taxes	236	61
Deferred:
Federal		—
State		—
Total tax provision (benefit)	$(286)	$141

The reconciliation of the expected provision for income tax recovery to the actual provision for income tax expense reported is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Loss before income taxes	$(55,486)	$(30,693)
Statutory rate	21%	21%
Expected income tax recovery	(11,652)	(6,446)
Permanent differences	211	260
Foreign rate differential	(149)	(462)
Canada ITC credits	(715)	(1,617)
Federal R&D credit	(1,776)	(1,637)
Unrecognized tax benefit	(13)	22
State tax	3,348	(2,422)
Myst transaction	210	1,877
Other	1,337	(4)
Change in valuation allowance	9,525	10,570
R&D credit carryback claim	(612)	—
Provision for income taxes (benefit) expenses	$(286)	$141

The significant components of the Company’s deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Credits	$10,874	$7,960
Accruals	125	108
Stock compensation	898	1,111
State taxes	1	33
Right-of-use lease liability	680	1,319
Property and equipment	—	144
Intangibles	20,726	16,858
Tax losses	14,783	7,253
Deferred revenue	—	5,290
Total deferred tax assets	$48,087	$40,076
Deferred tax liability:
Right-of-use lease asset	$(588)	$(1,174)
Property and equipment	(734)	(1,665)
Unrealized gains/losses	(3)	—
Total deferred tax liability	$(1,325)	$(2,839)
Valuation allowance	(46,762)	(37,237)
Net deferred tax assets	$0	$0

As of December 31, 2023, the Company had approximately $39.7 million of U.S. federal and $9.3 million of state net operating loss, or NOL, carryforwards. The Company’s U.S. federal NOL carryforwards can be carried forward indefinitely, but use of such carryforwards is limited to 80% of taxable income. If not utilized, the Company’s state NOL carryforwards will begin to expire at various dates beginning in 2038.

Furthermore, under Section 382 of the Internal Revenue Code of 1986, the amount of benefits from the Company’s NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. The Company has not conducted an analysis as to whether such a change of ownership has occurred, but if such a change has occurred or occurs in the future, the Company will be limited regarding the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the value of the Company’s NOL carryforwards before they expire, which could result in greater tax liabilities than the Company would incur in the absence of such a limitation.

The Company has determined that it is not more likely than not that it will realize all of its deferred tax assets, and therefore a valuation allowance has been established against the deferred tax assets for Canadian and U.S. State jurisdictions. The Company files federal and provincial income tax returns in Canada and federal, state and local U.S. Income tax returns.

For the Canadian Entity the Company estimates SR&ED expenditures and claims investment tax credits for income tax purposes based on management’s interpretation of the applicable legislation in the Income Tax Act (the “Act”) and related provincial legislation. These claims are subject to audit by the tax authorities. In the opinion of management, the treatment of research and development expenditures for income tax purposes is appropriate. Any difference between recorded refundable tax credits and amounts ultimately received is recorded when the amount becomes known.

In the ordinary course of its business for the U.S. entity, the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The federal Research and Development credit (“R&D Credit”) carryforward as of December 31, 2023 is $5.0 million that will expire in 2039, and the California R&D credit carryforward of $2.3 million as of December 31, 2023 has no expiration date.

As of December 31, 2023, the Company has total uncertain tax benefits of $2.2 million related to the R&D credit, of which $1.9 million is recorded as a reduction of the deferred tax asset related credit carryforward. If the uncertain tax benefits were to be recognized, there would be an impact to the effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions. However, the impact would be immaterial. The Company’s policy is to include interest and penalties related to uncertain tax benefits as other expense.

The aggregate changes in the balances of the Company’s gross unrecognized tax benefits during 2023 were as follows (in thousands):

December 31, 2022	$(857)
Increases in balances related to tax positions taken during a prior period	(541)
Increases in balances related to tax positions taken during the current period	(799)
Decreases in balances related to tax positions tax during the prior period	—
December 31, 2023	$(2,197)

It is not expected that there will be a significant change in uncertain tax position in the next 12 months.

The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the consolidated financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2020 are open for state and federal tax purposes.

At December 31, 2023, the Canadian Entity had carryforward balances which are available to offset future years’ taxable income. At December 31, 2023, the Company had non-refundable investment tax credits amounting to $7.6 million that begin to expire in 2038 and an SR&ED expenditure pool of $21.9 million that does not expire. During 2023, the Company expects to utilize $0.0 million of non-capital losses and $0.5 million of investment tax credits to offset its 2023 Canada tax liability.

On June 29, 2020, the California governor signed Assembly Bill 85 (“A.B. 85”), which includes several tax measures to close a gap in the budget created by the COVID-19 pandemic. The most significant provisions of the bill are (i) the suspension of taxpayers’ ability to deduct net operating losses during tax years 2020, 2021, and 2022; and (ii) the limitation on the amount of tax that can be offset by business credits to $5 million for tax years 2020, 2021, and 2022. For corporate taxpayers, if their income subject to California taxation is less than $1.0 million the suspension does not apply. On February 9, 2022, the California Governor signed Senate Bill 113 “SB 113”. SB 113 which removes the suspension of NOL and the limitation on the amount of tax that can be offset by business credits to $5.0 million provisions included in A.B. 85 for the 2022 tax year. Thus, the Company is not expecting its net operating loss carryover to be limited for the tax year ending December 31, 2022.

11. Leases

Operating Leases

The Company leases laboratory and office space for its corporate headquarters located in San Diego, California as well as in New York, New York and Ontario, Canada. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company determines if an arrangement is a lease by considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms may include options to extend or terminate a lease. If the lease includes non-lease components (i.e., common area maintenance) that are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

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

The Company recorded rent expense of $1.6 million and $2.3 million for the twelve months ended December 31, 2023 and 2022, respectively. The table below summarizes the Company’s total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Year Ended December 31,
	2023	2022
Operating lease cost	$2,074	$1,956
Short-term lease costs	4	263
Variable leases costs	5	52
Sublease income	(477)	(21)
Total lease cost	$1,606	$2,250

The present value assumptions used in calculating the present value of the lease payments were as follows:

Year ended
December 31, 2023
Weighted-average remaining lease term in years	1.7
Weighted-average discount rate	5.0%

The minimum aggregate future operating lease commitments at December 31, 2023 are as follows (in thousands):

Minimum Lease Payments
2024	2,133
2025	1,110
2026	104
2027	—
2028	—
Total undiscounted lease payments	$3,347
Less: imputed interest	(133)
Total operating lease liability	3,214
Less: current portion of operating lease liability	(2,025)
Operating lease liability, noncurrent	$1,189

12. Net Loss per Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include preferred stock, unvested RSAs, RSUs, and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is anti-dilutive. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2023	2022
Redeemable convertible preferred stock	—	12,493,879
Restricted stock	90,740	181,480
Unvested RSUs	102,945	—
Options to purchase common stock	3,374,282	2,529,982
Total	3,567,967	15,205,341

13. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of the years ended December 31, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2023 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Corporate Governance section of our website at www.ir.turnstonebio.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report.

(1) Financial Statements. The following financial statements of Turnstone Biologics Corp., together with the report of Ernst & Young LLP, an independent registered public accounting firm required to be filed pursuant to Part II, Item 8 of the Annual Report on Form 10-K are included on the following pages:

EXHIBITS INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated December 11, 2020, between Turnstone Biologics Corp., Flatiron Merger Sub I, Inc., Flatiron Merger Sub II, LLC, Myst Therapeutics, Inc. and Timothy Langer.	S-1/A	333-272600	2.1	July 17, 2023

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41747	3.1	July 25, 2023

3.2	Amended and Restated Bylaws of the Company.	8-K	001-41747	3.2	July 25, 2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-272600	4.1	June 26, 2023
4.2	Second Amended and Restated Investors’ Rights Agreement, by and among Turnstone Biologics Corp. and certain of its stockholders, dated June 29, 2021	S-1	333-272600	4.2	June 12, 2023
4.3*	Description of Securities		333-272600
10.1	Amended and Restated Equity Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder	S-1	333-272600	10.1	June 12, 2023
10.2	2018 Equity Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder	S-1	333-272600	10.2	June 12, 2023
10.3	2023 Equity Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder	S-1/A	333-272600	10.3	July 17, 2023
10.4	Turnstone Biologics Corp. 2023 Employee Stock Purchase Plan	S-1/A	333-272600	10.4	July 17, 2023
10.5	Turnstone Biologics Corp. 2023 Non-Employee Director Compensation Policy	S-1/A	333-272600	10.5	July 17, 2023
10.6	Form of Indemnity Agreement between Turnstone Biologics Corp. and each of its directors and executive officers	S-1/A	333-272600	10.6	June 26, 2023
10.7#	Amended and Restated Master Collaboration Agreement, dated January 1, 2021, between Turnstone Biologics Corp. and H. Lee Moffitt Cancer Center and Research Institute, Inc.	S-1	333-272600	10.7	June 12, 2023

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.8#	Life Science Alliance Agreement, dated June 1, 2022, by and between H. Lee Moffitt Cancer Center and Research Institute, Inc. and Turnstone Biologics Corp.	S-1	333-272600	10.8	June 12, 2023
10.9	Lease, dated June 23, 2021, between Turnstone Biologics Corp. and BMR-Athena LP	S-1	333-272600	10.9	June 12, 2023
10.10	Employment Offer Letter, dated August 20, 2015, between Turnstone Biologics Inc. and Sammy Farah, M.B.A., Ph.D.	S-1	333-272600	10.10	June 12, 2023
10.11	Employment Offer Letter, dated December 13, 2021, between Turnstone Biologics Corp. and Venkat Ramanan, Ph.D.	S-1	333-272600	10.11	June 12, 2023
10.12	Employment Offer Letter, dated May 7, 2021, between Turnstone Biologics Corp. and Stewart Abbot, Ph.D.	S-1	333-272600	10.12	June 12, 2023
10.13	Employment Offer Letter, dated September 18, 2019, between Turnstone Biologics Inc. and Saryah Azmat	S-1	333-272600	10.13	June 12, 2023
10.14	Executive Director Offer Letter, dated April 30, 2021, between Turnstone Biologics Corp. and Michael Burgess, MBChB, Ph.D.	S-1	333-272600	10.14	June 12, 2023
10.15	Employment Offer Letter, dated February 22, 2022, between Turnstone Biologics Corp. and Michael Burgess, MBChB, Ph.D.	S-1	333-272600	10.15	June 12, 2023
10.16	Employment Offer Letter, dated March 1, 2023, between Turnstone Biologics Corp. and Vijay Chiruvolu, Ph.D.	S-1	333-272600	10.16	June 12, 2023
21.1	Subsidiaries of Turnstone Biologics Corp.	S-1	333-272600	21.1	June 12, 2023
23,1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (see signature page)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Turnstone Biologics Corp. Incentive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the X day of March, 2024.

Turnstone Biologics Corp.

Date: March 21, 2024	By:	/s/ Venkat Ramanan
Venkat Ramanan, Ph.D.
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sammy Farah, M.B.A., Ph.D., and Venkat Ramanan, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sammy Farah	President, Chief Executive Officer, Director	March 21, 2024
Sammy Farah, M.B.A., Ph.D.

/s/ Venkat Ramanan	Chief Financial Officer	March 21, 2024
Venkat Ramanan, Ph.D.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Burgess	Interim Chief Medical Officer and Director	March 21, 2024
Michael Burgess, MBChB, Ph.D.

/s/ Jerel Davis	Director	March 21, 2024
Jerel Davis, Ph.D

/s/Robert Gould	Director	March 21, 2024
Robert Gould, Ph.D.

/s/ Rishi Gupta	Director	March 21, 2024
Rishi Gupta

/s/ Patrick Machado	Director	March 21, 2024
Patrick Machado

/s/ Kanya Rajangam	Director	March 21, 2024
Kanya Rajangam, Ph.D