Form 10-Q
period 2024-03-31
Turnstone Biologics Corp.
filed 2024-05-13
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s common stock issued and outstanding as of May 09, 2024, was 23,128,454.

Turnstone Biologics Corp.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 (unaudited)	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3	Defaults Upon Senior Securities	94

Item 4	Mine Safety Disclosures	94

Item 5	Other Information	94

Item 6	Exhibits	95

	Signature	96

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q us. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Turnstone Biologics Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,433	$17,798
Restricted cash	116	116
Short-term investments	63,414	76,979
Accounts receivable - collaboration agreement	—	194
Prepaid expenses	4,540	4,655
Other current assets	2,478	2,812
Total current assets	84,981	102,554
Other assets, noncurrent	1,115	1,143
Operating lease right of use assets	2,312	2,766
Property and equipment, net	5,982	6,352
Total assets	$94,390	$112,815
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,423	$36
Accrued expenses and other current liabilities	9,198	9,909
Operating lease liability, current	2,025	2,025
Total current liabilities	12,646	11,970
Operating lease liability, noncurrent	691	1,189
Other liabilities, noncurrent	1,042	989
Total liabilities	14,379	14,148
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively, 23,128,454 and 23,099,335 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	276,611	275,521
Accumulated other comprehensive loss	(236)	(119)
Accumulated deficit	(196,387)	(176,758)
Total stockholders’ equity	80,011	98,667
Total liabilities and stockholders’ equity	$94,390	$112,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$—	$19,306
Operating expenses:
Research and development	15,790	15,668
General and administrative	4,901	4,032
Total operating expenses	20,691	19,700
Loss from operations	(20,691)	(394)
Other income, net	1,078	380
Net loss before income taxes	(19,613)	(14)
Benefit (provision) for income taxes	(16)	82
Net income (loss)	$(19,629)	$68
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	(117)	121
Total comprehensive income (loss)	$(19,746)	$189
Net income (loss)	$(19,629)	$68
Less: accretion of preferred stock to redemption value	$—	$(20)
Less: undistributed earnings allocable to participating securities	$—	$(48)
Net income (loss) attributable to common stockholders, basic and diluted	$(19,629)	$—
Weighted-average shares of common stock outstanding, basic and diluted	23,011,795	2,786,017
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.85)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2022	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,730	2,915,757	$3	$20,501	$(413)	$(121,558)	$(101,467)
Moffitt performance based common stock award											91,721					$—
Accretion of redeemable convertible preferred stock issuance costs										$20			$(20)			$(20)
Exercise of stock options											20,658		$83			$83
Stock-based compensation expense													$992			$992
Unrealized gain on available- for-sale debt securities														$121		$121
Net income															$68	$68
Balance at March 31, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,750	3,028,136	$3	$21,556	$(292)	$(121,490)	$(100,223)

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	23,099,335	$23	$275,521	$(119)	$(176,758)	$98,667
Exercise of stock options											29,119	$—	$44			$44
Stock-based compensation expense													$1,046			$1,046
Unrealized loss on available- for-sale debt securities														$(117)		$(117)
Net loss															$(19,629)	$(19,629)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	23,128,454	$23	$276,611	$(236)	$(196,387)	$80,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$(19,629)	$68
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,046	992
Gain on disposal of property and equipment	(20)	(38)
Depreciation and amortization	509	709
Accretion of premium on short term investments	(791)	(256)
Change in fair value of contingent consideration liability	53	615
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	194	4,245
Prepaid expenses	115	(80)
Other current assets	403	(182)
Operating lease liabilities	(44)	(11)
Accounts payable	1,387	(2,640)
Change in contingent consideration liability	—	(1,289)
Accrued compensation and other accrued liabilities	(711)	3
Other non-current assets	28	—
Deferred revenue	—	(19,306)
Net cash flows used in operating activities	(17,460)	(17,170)
Investing Activities
Proceeds from maturities of short-term investments	21,000	17,250
Purchase of short-term investments	(6,761)	-
Proceeds from sale of property and equipment		130
Purchases of property and equipment	(144)	(880)
Net cash flows provided by investing activities	14,095	16,500
Financing Activities
Payment of contingent consideration related to Myst milestone	—	(898)
Proceeds from exercise of stock options	—	83
Net cash flows used in financing activities	—	(815)
Net decrease in cash, cash equivalents and restricted cash	(3,365)	(1,485)
Cash, cash equivalents and restricted cash at beginning of the period	17,914	35,113
Cash, cash equivalents and restricted cash at end of the period	$14,549	$33,628

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	116	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock		20
Equipment purchases included in accrued expenses	—	49
Exercise of stock option in other current assets	44	—
Equipment sales included in other current assets	25	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Notes to the Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Turnstone Biologics Corp. (the “Company” or “Turnstone”) is a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Turnstone is pioneering a differentiated approach to tumor infiltrating lymphocytes (“TILs”), a clinically validated technology for treating solid tumors. The Company is developing next generation TIL therapies by selecting the most potent and tumor reactive T cells (“Selected TILs”). The Company has three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., ("Moffitt"), across colorectal cancer, head and neck cancer, and both cutaneous and non-cutaneous melanomas. The Company’s headquarters are located in San Diego, California.

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

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $19.6 million and net income of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from the IPO completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of March 31, 2024, the Company had an accumulated deficit of $196.4 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

On April 26, 2024 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement ("LSA") with Bank of California ("BOC") for a revolving credit facility in an aggregate principal amount of up to $20 million with interest at the greater of the Prime Rate or 4.25%. This LSA includes a covenant requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s board of directors) and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the Revolving Loan Agreement to be immediately due and payable. As of the Loan Closing Date, no amounts were drawn and outstanding under the Revolving Loan Agreement (see Note 14 - Subsequent Events for additional information).

The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date these unaudited condensed consolidated financial statements are issued and believes its existing cash and cash equivalents and short-term investments as of March 31, 2024 of $77.8 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, included in the Company’s Annual Report on Form10-K filed with the SEC on March 22, 2024. Certain prior period amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report filed on Form 10-K filed with the SEC on March 22, 2024.

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

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease. Restricted cash was approximately $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

The Company assesses its available-for-sale securities under the available-for-sale security impairment model in ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326") as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

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

The Company records accounts receivable amounts invoiced to a collaborator, for which the Company has an unconditional right to consideration. For amounts to which the Company has an unconditional right to consideration but has not yet invoiced the collaborator, the Company records unbilled accounts receivable. The Company estimates an allowance for credit losses based on the creditworthiness of its collaborator, current economic conditions and future economic conditions, as may be applicable. If a receivable is deemed to be uncollectible, the balance is charged against the allowance. As of March 31, 2024 and December 31, 2023, the Company had an accounts receivable balance of $0.0 and $0.2 million, respectively of which Takeda accounted for 100%, and no allowance was recorded. Accounts receivable and unbilled accounts receivable are presented in accounts receivable, net on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company did not recognize any charges for write-offs of accounts receivable.

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

Determination of Fair Value of Common Stock

After the Company's IPO in July 2023, the fair value of common stock is determined using the closing price of the Company's common stock on the Nasdaq Global Market. Prior to the IPO, there were significant judgments and estimates inherent in the determination of the fair value of the Company’s common stock. These estimates and assumptions include a number of objective and subjective factors, including, among other things, external market conditions, the prices at which the Company sold shares of its convertible preferred stock, the superior rights and preferences of securities senior to its common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale of the Company. The approach to estimating the fair market value of common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”).

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024. The adoption did not have a material impact on the unaudited condensed consolidated financial statements.

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

3. Fair Value of Financial Assets and Liabilities

As of March 31, 2024 and December 31, 2023, the Company’s restricted cash which is maintained as collateral in connection with its San Diego facility lease, (see Note 2 – Summary of Significant Accounting Policies for additional information) are valued using Level 1 inputs. The Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as frequently as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The Company had $1.0 million and $0.9 million in contingent consideration liabilities as of March 31, 2024 and December 31, 2023, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment and is measured at fair value (see Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$12,108	$—	$—	$12,108
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	63,414	—	—	63,414
Total financial assets	$75,638	$—	$—	$75,638
Financial liabilities:
Contingent consideration(3)	$—	$—	$969	$969
Total financial liabilities	$—	$—	$969	$969

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$15,635	$—	$—	$15,635
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	76,979	—	—	76,979
Total financial assets	$92,730	$—	$—	$92,730
Financial liabilities:
Contingent consideration(3)	$—	$—	$916	$916
Total financial liabilities	$—	$—	$916	$916

(1)
Restricted cash serves as deposits for the Company’s San Diego office lease.
(2)
Included in short-term investments on the unaudited condensed consolidated balance sheets and are classified as available-for sale debt securities.
(3)
Contingent consideration related to the Myst Merger Agreement.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst Therapeutics, Inc. ("Myst") pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	March 31, 2024	Valuation Technique	Unobservable Input	Amount
	(in thousands)
Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$969	Discounted cash flow	Likelihood of occurrence	10%
			Discount rate	25%
			Expected term (in years)	3.3

	Fair Value as of
Contingent Consideration Liability	December 31, 2023	Valuation Technique	Unobservable Input	Amount
	(in thousands)
Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$916	Discounted cash flow	Likelihood of occurrence	10%
			Discount rate	25%
			Expected term (in years)	3.5

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	$916
Changes in the fair value of contingent consideration	53
Contingent consideration at March 31,2024	$969

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$12,108	$—	$—	$12,108
Restricted cash	116	—	—	116
U.S. government securities	63,426	10	(22)	63,414
Total financial assets	$75,650	$10	$(22)	$75,638
Classified as:
Cash and cash equivalents				$12,108
Restricted cash				116
Short-term investments				63,414
				$75,638

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$15,635	$—	$—	$15,635
Restricted cash	116	—	—	116
U.S. government securities	76,875	104	—	76,979
Total financial assets	$92,626	$104	$—	$92,730
Classified as:
Cash and cash equivalents				$15,635
Restricted cash				116
Short-term investments				76,979
				$92,730

As of March 31, 2024, 12 of 25 of our available-for-sale debt securities were in a gross unrealized loss position of $0.0 million with an aggregate fair value of $33.8 million. As of December 31, 2023, none out of 28 of our available-for-sale debt securities were in a gross unrealized loss position. While short-term investments are available-for-sale, it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. All short-term investments currently held have maturities of less than one year.

The Company reviews short-term investments for impairment during each reporting period. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the unaudited condensed consolidated balance sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. Unrealized losses were not significant for the investments held in the Company’s portfolio as of March 31, 2024 and Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. There were no unrealized losses in the Company's investment portfolio at December 31, 2023. The Company considered the risk-profile of the counterparties under ASC 326, noting that any credit risk associated with such entities is either zero or near zero. There were no impairment losses or expected credit losses related to its short-term investments during the three months ended March 31, 2024 and 2023.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$11,090	$11,043
Furniture	690	690
Leasehold improvements	1,308	1,308
	13,088	13,041
Less accumulated depreciation and amortization	(7,106)	(6,689)
Total property and equipment, net	$5,982	$6,352

Property and equipment depreciation and amortization expense for the three months ended March 31, 2024 and 2023, was $0.5 million and $0.7 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development expense	$6,620	$5,675
Professional and consulting expense	864	641
Compensation	1,667	3,593
Other current liabilities	47	—
Total accrued expenses and other current liabilities	$9,198	$9,909

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

Accounting Analysis

The Company assessed the promised goods and services under the Takeda Agreement in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606, and determined that, at inception, the Takeda Agreement includes the following performance obligations: (i) research, development and manufacturing services under the Development Program for the completion of clinical trials through Phase 2a for RIVAL-01 and a co-exclusive license to exploit RIVAL-01 (“Development Program Performance Obligation”); and (ii) research and development services under the Discovery Program to identify and optimize four Selected Discovery Candidates for further development (“Discovery Program Performance Obligation”). The individual promises under the Development Program including research, development, manufacturing for clinical trials, and the co-exclusive license to RIVAL-01 are not individually distinct as they represent inputs into a combined output of advancing RIVAL-01 through the Phase 2a clinical trial. Therefore, all promises under the Development Program represent a single performance obligation. Similarly, the research and development services under the Discovery Program represent a single research program aimed at generating four Selected Discovery Candidates and therefore represents a single performance obligation. The Development Program promises are distinct from the promises under the Discovery Program, as the benefits under each program are separately identifiable. Each program has a separate work plan and the promises to be provided under the Development Program do not relate to the promises to be provided under the Discovery Program.

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
•
Variable consideration for the development milestones under the Development Program. The Company uses the most likely amount method to value this variable consideration as there are only two possible outcomes of achieving the individual milestones. Under the Development Program, the first milestone of $20.0 million is due upon acceptance of an Investigational New Drug Application ("IND") by the U.S. Food and Drug Administration ("FDA"). At inception, the Company concluded that achievement of this milestone was highly probable and therefore the $20.0 million was included in the transaction price and was received in March 2020. The second milestone of $15.0 million under the Development Program is due upon the initiation of the first Phase 2 clinical trial for a licensed product. The Company has determined that the most likely amount is $15.0 million, however, the Company will not include this $15.0 million milestone in the transaction price until it becomes probable that a significant reversal of cumulative revenue will not occur.

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

Costs incurred relating to the Takeda Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs have been included in research and development expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2023 and in prior years.

The Company recognized the remaining deferred revenue balance during the three months ended March 31, 2023 as the Company concluded that there were no remaining estimated services to be performed associated with the obligations under the Takeda Agreement. The Company recognized collaboration revenue related to the Takeda Agreement for the three months ended March 31, 2024 and 2023 of $0.0 million and $19.3 million, respectively. Receivables related to reimbursable costs expected to be received from Takeda for research and development services performed under the Development Program at March 31, 2024 and December 31, 2023 were $0.0 million and $0.2 million, respectively.

H. Lee Moffitt Cancer Center

Master Collaboration Agreement

In January 2021, the Company entered into an amended and restated master collaboration agreement (the “Moffitt Agreement”), with Moffitt, to amend a then-existing master collaboration agreement from November 2019, as amended March 2020, between Moffitt and the Company’s now wholly-owned subsidiary, Myst, with the intent to continue to work collaboratively in the research of cancer immunotherapies.

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

7. Asset Acquisition

In December 2020, the Company entered into the Agreement and Plan of Merger and Reorganization (the “Myst Merger Agreement”), by and among the Company, Flatiron Merger Sub I, Inc. (“Merger Sub”), Flatiron Merger Sub II, LLC (“Merger LLC”), a direct, wholly-owned subsidiary of the Company, Myst, and Timothy Langer, the sole common stockholder of Myst (“Langer”). Pursuant to the Myst Merger Agreement, the business combination (the “Merger”) was effected in two steps. The first step was the merger of Merger Sub with and into Myst. The second step was the merger of Myst with and into Merger LLC. The Merger closed on December 14, 2020, and the effective date of the Merger was January 20, 2021. As a result of the Merger, the separate existences of Merger Sub and Myst ceased, and Merger LLC became the Company’s wholly-owned subsidiary.

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains with the Company. As of March 31, 2024, Langer is an advisor to the Company and 272,220 shares of the Company’s common stock have vested and been released from escrow with the remaining 90,740 shares of the Company’s common stock to be released at the end of 2024. This restricted equity grant is accounted for as a compensatory arrangement under ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) as continued service is required under the agreement.

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

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and the second and third milestones as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The adjustment to the fair value of the contingent consideration of $0.0 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, were included in research and development expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Shares of common stock reserved for future issuance consisted of the following:

	March 31,	December 31,
	2024	2023
Common stock options outstanding	3,229,250	3,374,282
Unvested RSUs	106,470	102,945
Shares available for issuance under the ESPP	453,280	222,287
Shares available for issuance under the Plans	2,953,864	1,755,404
	6,742,864	5,454,918

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

2023 Equity Incentive Plan

In July 2023, the Company's board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan” and together with the 2018 and 2016 Plans the "Plans") which became effective upon the date of the IPO. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of the stock option grants under the 2023 Plan is ten years and, in general, the awards granted under the 2023 Plan vest over a four-year period from the vesting commencement date. The 2023 Plan does not permit early exercises. The number of shares initially reserved for future issuance under the 2023 Plan was the sum of (1) 1,889,435 new shares, plus (2) 712,503 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2023 Plan, and (3) up to 120,949 Returning Shares (as defined in the 2023 Plan), as such shares become available from time to time. The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2024 continuing through January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As of January 1, 2024, an additional 1,154,966 were available for future issuance under the 2023 Plan. Following the effectiveness of the 2023 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the Plan.

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2022	2,529,982	$8.86	6.8	$6,912
Options granted	3,317	$11.18
Options exercised	(20,658)	$3.99
Options canceled/forfeited	(17,340)	$10.06
Outstanding — March 31, 2023	2,495,301	$8.86	7.2	$5,719
Exercisable — March 31, 2023	1,475,192	$7.58	6.2	$5,258
Vested and expected to vest — March 31, 2023	2,495,301	$8.86	7.2	$5,719

Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Options granted	28,425	$2.68
Options exercised	(29,119)	$1.51
Options canceled/forfeited	(144,338)	$6.52
Outstanding — March 31, 2024	3,229,250	$7.72	6.8	$354
Exercisable — March 31, 2024	1,866,646	$8.33	5.1	$341
Vested and expected to vest — March 31, 2024	3,229,250	$7.72	6.8	$354

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.3%	4.48%
Expected term (in years)	5.9	6.2
Dividend yield	0.0%	0.0%
Volatility	94.7%	86.2%
Exercise price of stock options granted	2.68	11.18

As of December 2023, the Company grants RSUs to employees. The RSU activity is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2023	102,945	$2.71
Granted	10,709	$2.68
Cancelled/Forfeited	(7,184)	—
Vested/Released	—
Outstanding, non-vested as of March 31, 2024	106,470	$2.71

Stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$650	$501
General and administrative	396	491
Total stock-based compensation	$1,046	$992

The expense related to awards granted to employees and directors was $1.0 million for the three months ended March 31, 2024 and 2023, respectively. The weighted-average grant date Black Scholes fair market value of options granted to employees, directors and consultants during the three months ended March 31, 2024 and 2023 was $2.09 per share and $8.46 per share, respectively. The aggregate grant date fair value of RSUs granted by the Company during the three months ended March 31, 2024 was $0.0 million. No RSUs were granted by the Company during the three months ended March 31, 2023.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense of $7.4 million and $0.3, related to stock options and RSUs respectively, which is expected to be recognized over a weighted-average period of 2.9 and 3.7 years, respectively.

Restricted Stock

In December 2020, Langer received 725,920 shares as payment related to the Myst Merger Agreement. Of the total issued, the Company restricted 362,960 shares to vest over a four-year period in equal annual installments. As of March 31, 2024, 90,740 shares remain unvested, and the Company had $0.7 million in unrecognized stock-based compensation expense related to unvested restricted stock which is expected to be recognized evenly over 9 months.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the shares available for issuance under the ESPP automatically increased by an additional 230,993 shares to 453,280 total shares available to be issued under the ESPP. As of March 31, 2024, there was no enrollment offered to the Company's employees.

10. Income Taxes

The Company did not record federal income tax expense for the three months ended March 31, 2024 and 2023, respectively, as the Company expects to be in a cumulative taxable loss position in 2024 and 2023, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. The Company recorded a benefit (provision) for state income taxes of $0.0 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

11. Leases

Operating Leases

The Company leases laboratory and office space for its corporate headquarters located in San Diego, California and office space in New York, New York and Ontario, Canada. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company determines if an arrangement is a lease by considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms may include options to extend or terminate a lease. If the lease includes non-lease components (i.e., common area maintenance) that are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

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

The Company recorded rent expense of $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. The table below summarizes the Company’s total lease costs included in its unaudited condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$398	$470
Short-term lease costs	—	1
Variable leases costs	—	5
Total lease cost	$398	$476

The present value assumptions used in calculating the present value of the lease payments were as follows:

Three Months Ended
March 31, 2024
Weighted-average remaining lease term in years	1.5
Weighted-average discount rate	5.01%

The minimum aggregate future operating lease commitments at March 31, 2024 are as follows (in thousands):

Minimum Lease Payments
Remainder of 2024	1,598
2025	1,110
2026	104
2027	—
2028	—
Total undiscounted lease payments	$2,812
Less: imputed interest	(96)
Total operating lease liability	2,716
Less: current portion of operating lease liability	(2,025)
Operating lease liability, noncurrent	$691

12. Net Earnings (Loss) per Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include preferred stock, restricted stock, unvested RSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
Restricted stock	90,740	181,480
Unvested RSUs	106,470	—
Options to purchase common stock	3,229,250	2,495,301
Redeemable convertible preferred stock	—	12,493,879
Total	3,426,460	15,170,660

13. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of March 31, 2024 and December 31, 2023.

14. Subsequent Events

On April 26, 2024, the Company entered into the LSA, by and among the Company as borrower, the Company’s wholly owned subsidiary, Myst Therapeutics, LLC (“Myst LLC” and, together with the Company, the “Loan Parties”) and Banc of California ('BOC"), as lender. The LSA provides for a revolving credit facility in an aggregate principal amount of up to $20.0 million (the “Revolving Loans”). As of the Loan Closing Date, no amounts were drawn and outstanding under the Revolving Loan Agreement.

The obligations under the LSA are secured by a perfected security interest in substantially all of the Loan Parties’ assets except for intellectual property and certain other customary excluded property pursuant to the terms of the LSA.

The interest rate applicable to the Revolving Loans is the greater of the Prime Rate and 4.25%. The initial maturity date of the Revolving Loans is March 31, 2026, which may be extended to March 31, 2027 subject to the satisfaction of certain terms and conditions as set forth in the LSA.

The LSA contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The Company is also required to comply with certain covenants requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s board of directors) and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable.

The LSA also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse effect and change of control, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 22, 2024. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Turnstone Biologics Corp.

Overview

We are a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Approved immunotherapies represent a significant advancement in the treatment of solid tumors, but many patients either do not respond or experience relapsed disease following an initial response. We believe the most significant challenge to creating curative immunotherapies in these patients is the low numbers of T cells that can recognize and attack the tumor, which we refer to as tumor-reactive T cells. To address this problem, we are pioneering a differentiated approach to tumor infiltrating lymphocytes, or TILs. We are developing next generation TIL therapies by selecting the most potent (meaning able to mediate an anti-tumor response) and tumor-reactive T cells, which we refer to as Selected TILs. Unlike other approaches that rely on standard “bulk TILs” that have demonstrated objective responses in clinical trials only in limited tumor types, we are developing our Selected TILs for potential treatment across the majority of solid tumors. We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, across colorectal cancer, head and neck cancer, and both cutaneous and non-cutaneous melanomas. We intend to provide a clinical program update in mid-2024. We are also actively advancing our preclinical pipeline programs including TIDAL-02, our next Selected TIL program, and our TIDAL-01 viral immunotherapy combination program. We define objective response as a patient experiencing a partial response or complete response to any given therapy.

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

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales and have incurred overall net losses since our inception through March 31, 2024. We have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements as well as our recent initial public offering, or IPO. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, non-refundable collaboration revenue, and most recently, raised $80.0 million with gross proceeds from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters option to purchase additional shares. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $77.8 million and $94.8 million, respectively.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $19.6 million and had net income of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $196.4 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

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

Moffitt Alliance Agreement

In June 2022, we entered into a life science alliance agreement with Moffitt, or the Alliance Agreement, in order to further expand our relationship and support our existing agreements with Moffitt, or the Underlying Agreements. Pursuant to the Alliance Agreement, we will have priority access to Moffitt’s scientific research, manufacturing, and clinical capabilities for the development of novel TIL therapies, including expedited clinical trial activation, enhanced patient screening and data sharing, access to Moffitt’s cellular therapies research and development infrastructure, expanded molecular data sets and biospecimens for research, and allocated cGMP manufacturing capacity for our product candidates. Under this agreement, we have recently secured additional dedicated cleanroom capacity at Moffit’s on-site cGMP facility for manufacturing of TIDAL-01 for our multi-site solid tumor clinical trial with IND clearance from the FDA. This capacity is additive to the manufacturing capacity we have at our CDMO, Charles River Laboratories, as well as the existing capacity we have at Moffitt to support our two TIDAL-01 INDs for investigator sponsored trials.

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

The Takeda Agreement accounted for 100% of our total collaboration revenue for the three months ended March 31, 2023.

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

External costs include:

•
clinical trial expenses, including costs of third-party contract research organizations, or CROs and costs of performing toxicity studies;
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

The table below summarizes our research and development expenses incurred by major development program for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
RIVAL-01	$-	$644
TIDAL-01	13,069	11,045
TIDAL-02	1,077	1,940
Other research programs	1,644	2,039
Total research and development	$15,790	$15,668

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authority were to delay our planned clinical trials or require us to conduct pre-clinical or clinical trials beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated expenses and other expenses for outside professional services, including legal, intellectual property, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation.

We expect our general and administrative expenses will increase during the next few years to support our continued research and development activities of our product candidates and associated expenses with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Stock Market LLC, or Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley Act compliance expenses, increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other administrative expenses and professional services.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our short-term investments and foreign currency remeasurement gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables set forth our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change ($)
Collaboration revenue	$—	$19,306	$(19,306)
Operating expenses:
Research and development	15,790	15,668	122
General and administrative	4,901	4,032	869
Total operating expenses	20,691	19,700	991
Loss from operations	(20,691)	(394)	(20,297)
Other income (expense), net	1,078	380	698
Benefit (provision) for income taxes	(16)	82	(98)
Net loss	$(19,629)	$68	$(19,697)

Collaboration Revenue

Collaboration revenue was $0.0 million and $19.3 million during the three months ended March 31, 2024 and 2023, respectively, a decrease of $19.3 million, or 100% due to the recognition of the remaining portion of the deferred revenue as a result of the termination of the Takeda Agreement in 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
Pre-clinical research and development	$1,366	$2,988
Manufacturing	8,134	5,697
Clinical and regulatory	1,280	2,205
Personnel related	5,010	4,778
Total research and development	$15,790	$15,668

Research and development expenses were $15.8 million and $15.7 million during the three months ended March 31, 2024 and 2023, respectively, an increase of $0.1 million, or 0.6%. The increase was due primarily to an increase of $2.4 million in manufacturing expenses and $0.2 million in personnel related costs as we ramp up TIDAL-01 clinical trials offset by a decrease of $0.9 million in clinical and regulatory costs and $1.6 million in pre-clinical research and development costs due to the termination of the Takeda Agreement and winding down activities related to the RIVAL-01 platform during the three months ended March 31, 2023. We expect research and development expenses to continue to increase as we advance the development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $4.0 million during the three months ended March 31, 2024 and 2023, respectively, an increase of $0.9 million, or 22.5%. The increase was due primarily to an increase in professional service costs of $1.1 million related to the increased costs of operating as a public company offset by a decrease in personnel costs of $0.2 million. We anticipate that general and administrative expenses will remain stable as we support public company operations.

Other Income (Expense), Net

Other income (expense), net was $1.1 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively, an increase of $0.7 million, or 175.0% due to interest income earned on the net proceeds from our IPO as well as an increase in interest rates.

Liquidity and Capital Resources

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through March 31, 2024.

We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date these unaudited condensed consolidated financial statements are issued and believes our existing cash and cash equivalents and short-term investments as of March 31, 2024 of $77.8 million will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2025.

Prior to our IPO and since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, nonrefundable collaboration revenue, and most recently, with gross proceeds of $80.0 million from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters’ option to purchase additional shares. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $77.8 million and $94.8 million, respectively.

On April 26, 2024, or the Loan Closing Date, we entered into a Loan and Security Agreement, or LSA, with Banc of California, or BOC, for a revolving credit facility in an aggregate principal amount of up to $20 million with interest at the greater of the Prime Rate or 4.25%. This LSA includes a covenant requiring us to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by our board of directors) and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If we fail to comply with any of the foregoing covenants, BOC may terminate the commitments to make further loans and declare all of our obligations under the LSA to be immediately due and payable. As of the Loan Closing Date, no amounts were drawn and outstanding under the LSA.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $19.6 million and had net income of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $196.4 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

We expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $77.8 million and $94.8 million, respectively. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditures into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(17,460)	$(17,170)
Cash provided by investing activities	14,095	16,500
Cash used in financing activities	—	(815)
Net increase (decrease) in cash and cash equivalents	$(3,365)	$(1,485)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $17.5 million, primarily due to our net loss of $19.6 million and accretion of the premium on short-term investments of $0.8 million which was partially offset by the decrease in our net operating assets and liabilities of $1.4 million, changes in stock-based compensation of $1.1 million, and depreciation and amortization expense of $0.5 million.

Cash used in operating activities for the three months ended March 31, 2023 was $17.2 million, primarily due to the decrease in our net operating assets and liabilities of $19.3 million, which included changes in deferred revenue of $19.3 million, accretion of the premium on short-term investments of $0.3 million which was partially offset by changes in stock-based compensation of $1.0 million, depreciation and amortization expense of $0.7 million, change in the fair value of contingent consideration liabilities of $0.6 million and net income of $0.1 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 was $14.1 million, due primarily to $21.0 million in maturities of short-term investments offset by the purchases of $6.8 million of short-term investments and $0.1 million in purchases of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2023 was $16.5 million, due primarily to the maturities of $17.3 million of short-term investments, $0.1 million of proceeds from the sale of property and equipment, and $0.9 million in purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $0.8 million, due primarily to the $0.9 million cash payment of contingent consideration related to Myst Therapeutics Inc.’s, or Myst, achievement of the second milestone under the Agreement and Plan of Merger and Reorganization, or the Myst Merger Agreement due to the acceptance by the FDA of an Investigational New Drug Application, or IND, filed by, on behalf of or for the benefit of us.

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

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We can’t estimate when such payments will be due and none of these events were probable to occur as of March 31, 2024 and December 31, 2023, respectively.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 10-K filed with the SEC on March 22, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. We are exposed to market risks in the ordinary course of our business. We currently have no outstanding debt or related interest rate risk. Our primary exposure to market risk is related to changes in foreign currency exchange rates, mainly relating to Turnstone Canada. In addition, we contract with certain vendors that are located in Europe and Australia, and the payments under such contracts are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2024 and December 31, 2023, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could adversely affect our business, results of operations and financial condition. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business, results of operations and financial condition. The risk factors set forth below that are marked with an asterisk (*) contain substantive changes to the similarly titled risk factors included in, or did not appear as separate risk factors in, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 22, 2024.

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

Risks Related to Our Business

We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.*

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2014 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our Selected TIL programs and product candidates. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred overall net losses since our inception through March 31, 2024. We had net loss of $19.6 million and net income of $0.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $196.4 million and $176.8 million, respectively. Additionally, we will not receive any additional collaboration revenue under the Takeda Agreement in the future because the agreement has been terminated. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our Selected TIL programs, and seek regulatory approvals for our product candidates.

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

We will require additional capital to fund our operations, and if we fail to obtain necessary capital on acceptable terms, or at all, we will not be able to complete the development and future commercialization of our current and any future product candidates.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, preclinical studies and clinical trials of our current and future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products if we receive regulatory approval.

We have three ongoing Phase 1 clinical trials for our lead Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and both cutaneous and non-cutaneous melanomas. We intend to provide a clinical program update in mid-2024. We are also developing TIDAL-02, our next Selected TIL program, which is currently in preclinical development and we intend to evaluate the combination of TIDAL-01 with viral immunotherapy. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

As of March 31, 2024, we had approximately $77.8 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we expect that our cash, cash equivalents and short-term investments, will enable us to fund our operations into the second quarter of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

We have three ongoing Phase 1 clinical trials for our lead Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of breast cancer, colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and both cutaneous and non-cutaneous melanomas. We intend to provide a clinical program update in mid-2024. We are also developing TIDAL-02, our next Selected TIL program, which is currently in preclinical development and we intend to evaluate the combination of TIDAL-01 with viral immunotherapy. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

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

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the conflict in the Middle East and recent bank failures affecting the financial services industry, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of March 31, 2024, all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

We may not realize the expected benefits from our recent workforce reduction and it could result in total costs and expenses that are greater than expected and could disrupt our business.

In June 2023, we conducted a reduction in our workforce. The changes to our operations and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our development activities, our business, results of operations or financial condition. If we are unable to realize the expected operational efficiencies, our business, results of operations and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our reductions in force may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our potential product candidates. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.

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

As of March 31, 2024, we had 82 full-time employees. As our clinical development and future commercialization plans and strategies develop, and as we transition into operating as a public company, we may need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal information technology systems, or those of our third-party CROs, CMOs and other contractors and consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability, and could adversely affect our business, results of operations and financial condition.

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

Despite the implementation of security measures, given the size and complexity and the increasing amounts of confidential information that our information technology systems maintain, such systems and those of our third-party CROs, and CMOs and other contractors and consultants are potentially vulnerable to attack, breakdown, damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, malicious code, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our information technology system infrastructure or lead to data leakage. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and future commercialization of our current product candidates or any future product candidates could be delayed.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach, our data protection efforts and our investment in information technology may not in the future prevent significant cyber incidents in our systems and those of our third-party CROs and CMOs and other contractors and consultants that could adversely affect our business, results of operations and financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for any of our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of or security breaches in our internal information technology systems and those of our third-party CROs and CMOs and other contractors and consultants could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could adversely affect our business, results of operations and financial condition. Further, we do not currently maintain cybersecurity liability insurance coverage.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates, including:

•
regulators or institutional review boards, or IRBs, may not authorize or ethics committees may not issue favorable opinions permitting us or our investigators to commence or continue a clinical trial or conduct a clinical trial at a prospective trial site;
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

In addition, the FDA’s and comparable foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted

The regulatory framework in the United Kingdom, or UK, in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022. The reframe aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. On March 21, 2023, the MHRA published the outcome of the consultation with its responses confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. Failure of the UK to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization for the Company's product candidates on the basis of clinical trials conducted in the United Kingdom.

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

In addition, our clinical trials will compete with other clinical trials for patient participation for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we will compete with various other cancer therapies including combinations studies. Public perception of TIL-based immunotherapies also may adversely influence willingness of subjects to participate in clinical trials. Furthermore, because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites.

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

Disruptions at the FDA and other national and foreign government and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in all jurisdictions at a reasonable cost or in a timely manner. Moreover, obtaining such protection in a timely manner, or at all, may be affected by factors or events beyond our control, such as a prolonged economic downturn, or global financial or political crises, or the ongoing political unrest between Russia and Ukraine. In addition, we may not pursue or obtain patent protection in all relevant markets. It also is possible that we will fail to identify and file on patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Or we may not be able obtain a patent on such technology at all. Even if we can patent the technology, we may be able to patent only a limited scope of the technology, and the limited scope may be inadequate to protect our product candidates, or to block competitor products or product candidates that are similar to ours. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

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

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than those in the United States. Moreover, obtaining such protection in a timely manner, or at all, may be affected by factors or events beyond our control, such as a prolonged economic downturn, or global financial or political crises, whether or not related to the ongoing political unrest between Russia and Ukraine and in the Middle East. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
•
adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, the conflict in the Middle East and recent bank failures;
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

Certain holders of approximately 13.3 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of the Second Amended and Restated Investors’ Rights Agreement, or the Rights Agreement, between us and certain of our stockholders, or the Myst Merger Agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

None.

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

There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 24, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated December 11, 2020, between Turnstone Biologics Corp., Flatiron Merger Sub I, Inc., Flatiron Merger Sub II, LLC, Myst Therapeutics, Inc. and Timothy Langer.	S-1/A	333-272600	2.1	July 17, 2023

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41747	3.1	July 25, 2023

3.2	Amended and Restated Bylaws of the Company.	8-K	001-41747	3.2	July 25, 2023

10.1*	Loan and Security Agreement by and among the Company, Myst Therapeutics, LLC and Bank of California, dated April 26, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the 13th day of May, 2024.

Turnstone Biologics Corp.

/s/ Venkat Ramanan
Venkat Ramanan, Ph.D.
Chief Financial Officer