Form 10-Q
period 2024-06-30
Turnstone Biologics Corp.
filed 2024-08-14
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s common stock issued and outstanding as of August 12, 2024, was 23,128,454.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Turnstone Biologics Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,401	$17,798
Restricted cash	116	116
Short-term investments	44,997	76,979
Accounts receivable - collaboration agreement	—	194
Prepaid expenses	3,542	4,655
Other current assets	2,348	2,812
Total current assets	68,404	102,554
Other assets, noncurrent	1,051	1,143
Operating lease right of use assets	1,853	2,766
Property and equipment, net	5,569	6,352
Total assets	$76,877	$112,815
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,486	$36
Accrued expenses and other current liabilities	12,354	9,909
Operating lease liability, current	1,793	2,025
Total current liabilities	15,633	11,970
Operating lease liability, noncurrent	411	1,189
Other liabilities, noncurrent	1,097	989
Total liabilities	17,141	14,148
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively, 23,128,454 and 23,099,335 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	277,630	275,521
Accumulated other comprehensive loss	(226)	(119)
Accumulated deficit	(217,691)	(176,758)
Total stockholders’ equity	59,736	98,667
Total liabilities and stockholders’ equity	$76,877	$112,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$—	$—	$19,306
Operating expenses:
Research and development	17,730	17,193	33,520	32,861
General and administrative	4,327	4,659	9,228	8,691
Total operating expenses	22,057	21,852	42,748	41,552
Loss from operations	(22,057)	(21,852)	(42,748)	(22,246)
Other income, net	755	347	1,833	727
Net loss before income taxes	(21,302)	(21,505)	(40,915)	(21,519)
Benefit (Provision) for income taxes	(2)	6	(18)	88
Net loss	$(21,304)	$(21,499)	$(40,933)	$(21,431)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities	10	59	(107)	180
Total comprehensive loss	$(21,294)	$(21,440)	$(41,040)	$(21,251)

Net loss	$(21,304)	$(21,499)	$(40,933)	$(21,431)
Less: accretion of preferred stock to redemption value	$—	$(19)	$—	$(39)
Net loss attributable to common stockholders, basic and diluted	$(21,304)	$(21,518)	$(40,933)	$(21,470)
Weighted-average number of shares of common stock outstanding, basic and diluted	23,037,714	2,847,675	23,024,754	2,817,008
Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(7.56)	$(1.78)	$(7.62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	23,099,335	$23	$275,521	$(119)	(176,758)	$98,667
Exercise of stock options											29,119	$—	$44			$44
Stock-based compensation expense													$1,046			$1,046
Unrealized loss on available-for-sale debt securities														$(117)		$(117)
Net loss															$(19,629)	$(19,629)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	23,128,454	$23	276,611	$(236)	(196,387)	$80,011
Stock-based compensation expense													$1,019			$1,019
Unrealized gain on available-for-sale debt securities														$10		$10
Net loss															$(21,304)	$(21,304)
Balance at June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	23,128,454	$23	$277,630	$(226)	$(217,691)	$59,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2022	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,730	2,915,757	$3	$20,501	$(413)	$(121,558)	$(101,467)
Moffitt performance based common stock award											91,721					—
Accretion of redeemable convertible preferred stock issuance costs										$20			$(20)			$(20)
Exercise of stock options											20,658		$83			$83
Stock-based compensation expense													$992			$992
Unrealized gain on available-for-sale debt securities														$121		$121
Net income															$68	$68
Balance at March 31, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,750	3,028,136	$3	$21,556	$(292)	$(121,490)	$(100,223)
Accretion of redeemable convertible preferred stock issuance costs										$19			$(19)			$(19)
Exercise of stock options											1,122		$3			$3
Stock-based compensation expense													$1,074			$1,074
Unrealized gain on available-for-sale debt securities														$59		$59
Net loss															$(21,499)	$(21,499)
Balance at June 30, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,769	3,029,258	$3	$22,614	$(233)	$(142,989)	$(120,605)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(40,933)	$(21,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,065	2,066
Gain on disposal of property and equipment	—	(14)
Depreciation and amortization	1,007	1,439
Accretion of premium on short term investments	(1,385)	(468)
Change in fair value of contingent consideration liability	108	876
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	194	8,478
Prepaid expenses	1,233	652
Other current assets	464	(325)
Operating lease liabilities	(97)	(29)
Accounts payable	1,422	(3,237)
Change in contingent consideration liability	—	(1,289)
Accrued compensation and other accrued liabilities	2,445	1,002
Other non-current assets	92	(275)
Deferred revenue	—	(19,306)
Net cash flows used in operating activities	(33,385)	(31,861)
Investing Activities
Proceeds from maturities of short-term investments	40,000	35,500
Purchase of short-term investments	(6,740)	(15,228)
Proceeds from sale of property and equipment	25	193
Purchases of property and equipment	(249)	(990)
Net cash flows provided by investing activities	33,036	19,475
Financing Activities
Payments of financing costs	(92)	—
Payment of contingent consideration related to Myst milestone	—	(898)
Payment of deferred IPO costs	—	(269)
Proceeds from exercise of stock options	44	86
Net cash flows used in financing activities	(48)	(1,081)
Net decrease in cash, cash equivalents and restricted cash	(397)	(13,467)
Cash, cash equivalents and restricted cash at beginning of the period	17,914	35,113
Cash, cash equivalents and restricted cash at end of the period	$17,517	$21,646

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	119	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock	—	39
Equipment purchases included in accrued expenses	—	186
Financing costs included in accounts payable	28	—
Deferred IPO costs included in accrued expenses	—	2,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Notes to the Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Turnstone Biologics Corp. (the “Company” or “Turnstone”) is a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Turnstone is pioneering a differentiated approach to tumor infiltrating lymphocytes (“TILs”), a clinically validated technology for treating solid tumors. The Company is developing next generation TIL therapies by selecting the most potent and tumor reactive T cells (“Selected TILs”). The Company has three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., ("Moffitt"), across colorectal cancer, head and neck cancer, and uveal melanomas. The Company’s headquarters are located in San Diego, California.

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

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. Management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt (Step 2).

However, the Company incurred a net loss and negative cash flows from operations during the six months ended June 30, 2024 and management’s cash flow forecasts indicate that based on the Company’s expected future operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the unaudited consolidated financial statements are filed with the SEC.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management intends to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, the Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its current and potential future product candidates and programs on terms that are not favorable to the Company. As a result of adverse macroeconomic and geopolitical developments, recent and potential future bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. Even if the Company raises additional capital, it may be insufficient to continue its development as currently planned, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $40.9 million and $21.4 million for the six months ended June 30, 2024 and 2023, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from the IPO completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of June 30, 2024, the Company had an accumulated deficit of $217.7 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

On April 26, 2024 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement ("LSA") with Banc of California ("BOC") for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest at the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s board of directors), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable. As of June 30, 2024, no amounts have been drawn under the LSA (see Note 8 - Term Loan for additional information).

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

2. Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2024 or for any other period. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024. Certain prior period amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease. Restricted cash was approximately $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

3. Fair Value of Financial Assets and Liabilities

As of June 30, 2024 and December 31, 2023, the Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as frequently as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The Company had $1.0 million and $0.9 million in contingent consideration liabilities as of June 30, 2024 and December 31, 2023, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment and is measured at fair value (see Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$7,125	$—	$—	$7,125
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	44,997	—	—	44,997
Total financial assets	$52,238	$—	$—	$52,238
Financial liabilities:
Contingent consideration(3)	$—	$—	$1,024	$1,024
Total financial liabilities	$—	$—	$1,024	$1,024

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$15,635	$—	$—	$15,635
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	76,979	—	—	76,979
Total financial assets	$92,730	$—	$—	$92,730
Financial liabilities:
Contingent consideration(3)	$—	$—	$916	$916
Total financial liabilities	$—	$—	$916	$916
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst Therapeutics, Inc. ("Myst") pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	June 30, 2024	Valuation Technique	Unobservable Input	Amount
	(in thousands)
'Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$1,024	Discounted cash flow	Likelihood of occurrence	10%
			Discount rate	25%
			Expected term (in years)	3.0

	Fair Value as of
Contingent Consideration Liability	December 31, 2023	Valuation Technique	Unobservable Input	Amount
	(in thousands)
'Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$916	Discounted cash flow	Likelihood of occurrence	10%
			Discount rate	25%
			Expected term (in years)	3.5

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	$916
Changes in the fair value of contingent consideration	108
Contingent consideration at June 30, 2024	$1,024

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$7,125	$—	$—	$7,125
Restricted cash	116	—	—	116
U.S. government securities	45,021	—	(24)	44,997
Total financial assets	$52,262	$—	$(24)	$52,238
Classified as:
Cash and cash equivalents				$7,125
Restricted cash				116
Short-term investments				44,997
				$52,238

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$15,635	$—	$—	$15,635
Restricted cash	116	—	—	116
U.S. government securities	76,875	104	—	76,979
Total financial assets	$92,626	$104	$—	$92,730
Classified as:
Cash and cash equivalents				$15,635
Restricted cash				116
Short-term investments				76,979
				$92,730

As of June 30, 2024, 16 of 18 of our available-for-sale debt securities were in a gross unrealized loss position of $0.0 million with an aggregate fair value of $42.0 million. As of December 31, 2023, none out of 28 of our available-for-sale debt securities were in a gross unrealized loss position. While short-term investments are available-for-sale, it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. All short-term investments currently held have maturities of less than one year.

The Company reviews short-term investments for impairment during each reporting period. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the unaudited condensed consolidated balance sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. Unrealized losses were not significant for the investments held in the Company’s portfolio as of June 30, 2024 and Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. There were no unrealized losses in the Company's investment portfolio at December 31, 2023. The Company considered the risk-profile of the counterparties under ASC 326, noting that any credit risk associated with such entities is either zero or near zero. There were no impairment losses or expected credit losses related to its short-term investments during the three and six months ended June 30, 2024 and 2023.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$11,112	$11,043
Furniture	690	690
Leasehold improvements	1,308	1,308
	13,110	13,041
Less accumulated depreciation and amortization	(7,541)	(6,689)
Total property and equipment, net	$5,569	$6,352

Property and equipment depreciation and amortization expense for the three months ended June 30, 2024 and 2023, was $0.5 million and $0.7 million, respectively and the six months ended June 30, 2024 and 2023, was $1.0 million and $1.4 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development expense	$9,187	$5,675
Professional and consulting expense	753	641
Compensation	2,336	3,593
Other current liabilities	78	—
Total accrued expenses and other current liabilities	$12,354	$9,909

6. Agreements

Takeda Pharmaceutical Company Limited

Collaboration Agreement

In November 2019, the Company entered into a discovery, collaboration and license agreement (“Takeda Agreement”) with Millennium Pharmaceuticals, Inc. (also known as Takeda Oncology), a wholly owned subsidiary of Takeda Pharmaceutical Company Limited ("Takeda"). Under the Takeda Agreement, the Company agreed to collaborate with Takeda to co-develop and co-commercialize TBio-6517 (also known as RIVAL-01) (“Development Program”) and to conduct discovery programs to identify additional novel product candidates based on its vaccinia virus platform for independent development (“Discovery Program”).

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

Accounting Analysis

The Company assessed the promised goods and services under the Takeda Agreement in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), and determined that, at inception, the Takeda Agreement includes the following performance obligations: (i) research, development and manufacturing services under the Development Program for the completion of clinical trials through Phase 2a for RIVAL-01 and a co-exclusive license to exploit RIVAL-01 (“Development Program Performance Obligation”); and (ii) research and development services under the Discovery Program to identify and optimize four Selected Discovery Candidates for further development (“Discovery Program Performance Obligation”). The individual promises under the Development Program including research, development, manufacturing for clinical trials, and the co-exclusive license to RIVAL-01 are not individually distinct as they represent inputs into a combined output of advancing RIVAL-01 through the Phase 2a clinical trial. Therefore, all promises under the Development Program represent a single performance obligation. Similarly, the research and development services under the Discovery Program represent a single research program aimed at generating four Selected Discovery Candidates and therefore represents a single performance obligation. The Development Program promises are distinct from the promises under the Discovery Program, as the benefits under each program are separately identifiable. Each program has a separate work plan and the promises to be provided under the Development Program do not relate to the promises to be provided under the Discovery Program.

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

Costs incurred relating to the Takeda Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs have been included in research and development expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 and in prior years.

The Company recognized the remaining deferred revenue balance during the three months ended March 31, 2023 as the Company concluded that there were no remaining estimated services to be performed associated with the obligations under the Takeda Agreement. The Company recognized collaboration revenue related to the Takeda Agreement for the six months ended June 30, 2024 and 2023 of $0.0 million and $19.3 million, respectively. Receivables related to reimbursable costs expected to be received from Takeda for research and development services performed under the Development Program at June 30, 2024 and December 31, 2023 were $0.0 million and $0.2 million, respectively.

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

Pursuant to the Alliance Agreement, the Company agreed to pay to Moffitt a total amount of at least $17.5 million (the “Alliance Funding Amount”), for research, development and manufacturing related services that will be paid equally over five years on June 1st of each year starting on June 1, 2023. The Alliance Funding Amount will be calculated annually at the conclusion of each payment period, and, to the extent the Company’s annual aggregate payments to Moffitt of $3.5 million exceeds the applicable annual installment amount, the Company will receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties. To the extent the aggregate annual payments are less than $3.5 million, the Company will prepay the remaining amount due. On June 28, 2024, the Alliance Agreement was amended to remove the true up of the applicable annual installment amount of $3.5 million. The Alliance Funding Amount remains $17.5 million over the five year term.

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

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains with the Company. As of June 30, 2024, Langer is an advisor to the Company and 272,220 shares of the Company’s common stock have vested and been released from escrow with the remaining 90,740 shares of the Company’s common stock to be released at the end of 2024. This restricted equity grant is accounted for as a compensatory arrangement under ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) as continued service is required under the agreement.

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

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and the second and third milestones as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The adjustment to the fair value of the contingent consideration of $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively and was $0.1 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively, were included in research and development expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

8. Term Loan

On April 26, 2024 (the "Closing Date"), the Company entered into the LSA, by and among the Company, as borrower, the Company’s wholly owned subsidiary, Myst Therapeutics, LLC (“Myst LLC” and, together with the Company, the “Loan Parties”) and BOC, as lender. The LSA provides for a revolving credit facility in an aggregate principal amount of up to $20.0 million (the “Revolving Loans”). The Company may request advances at any time the loan is not in default and not to exceed the Revolving Loans limit and may prepay any amounts outstanding at any time with no prepayment penalty. Upon termination of the LSA, whether in connection with acceleration, prepayment in full, or otherwise, the Company is obligated to make a nonrefundable payment of (i) $0.4 million at any time on or prior to the first anniversary of the Closing Date, and (ii) $0.2 million at any time after the first anniversary of the Closing Date but prior to the second anniversary. In addition, the Company is obligated to pay a fee in the event of certain corporate transactions equal to the greater of (i) $50,000 or (ii) 2% of the highest aggregate principal amount outstanding prior to the transaction (the "Success Fee"). The Success Fee is due upon any merger or consolidation, any sale of substantially all of the assets of the Company, or the closing of one or more related financings where aggregate cash proceeds from the sale of equity securities and/or upfront cash proceeds from strategic partnerships is equal to at least $75.0 million and occurs on or before the tenth anniversary of the Closing Date (each a "Success Fee Event"). If the LSA is terminated prior to the payment of the Success Fee, the Company will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event during such ten-year period.

The annual interest rate applicable to the Revolving Loans is the greater of the Prime Rate (as defined in the LSA) and 4.25%. Interest under the Revolving Loans is due and payable on the first calendar day of month during the term. The initial maturity date of the Revolving Loans is March 31, 2026, which may be extended to March 31, 2027 subject to the satisfaction of certain terms and conditions as set forth in the LSA. Upon maturity, all amounts outstanding will become due and payable.

The LSA contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The Company is also required to comply with certain covenants requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s board of directors), which was satisfied in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable.

The LSA also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse effect and change of control, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable. Additionally, upon the occurrence of an event of default, the Company is obligated to pay a fee equal to 3.0% above the interest rate then in effect on all outstanding obligations.

As of June 30, 2024, no amounts had been drawn under the Revolving Loans.

The Company incurred $0.1 of debt issuance costs which were recorded as part of Other Current Assets and will be amortized over the term of the LSA.

9. Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

Shares of common stock reserved for future issuance consisted of the following:

	June 30,	December 31,
	2024	2023
Common stock options outstanding	3,298,558	3,374,282
Unvested RSUs	108,899	102,945
Shares available for issuance under the ESPP	453,280	222,287
Shares available for issuance under the Plans	2,946,048	1,755,404
	6,806,785	5,454,918

10. Equity Based Compensation

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

All options granted under the 2018 Plan have an exercise price, a vesting period determined by the Company’s board of directors and ten-year term as determined and approved by the Company’s board of directors (the board of directors may delegate authority to one of the boards’ committees) at the time of grant. The terms and conditions of the restricted shares are determined by the board of directors at the grant date.

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

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2022	2,529,982	$8.86	6.8	$6,912
Options granted	189,365	$16.45
Options exercised	(21,784)	$3.91
Options canceled/forfeited	(92,924)	$10.46
Outstanding — June 30, 2023	2,604,639	$9.42	6.8	$18,605
Exercisable — June 30, 2023	1,622,615	$7.82	5.7	$14,100
Vested and expected to vest — June 30, 2023	2,604,639	$9.42	6.8	$18,605

Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Options granted	129,165	$2.73
Options exercised	(29,119)	$1.51
Options canceled/forfeited	(175,770)	$6.97
Outstanding — June 30, 2024	3,298,558	$7.56	6.5	$354
Exercisable — June 30, 2024	1,955,510	$8.40	4.9	$341
Vested and expected to vest — June 30, 2024	3,298,558	$7.56	6.5	$354

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.30% - 4.72%	3.89% - 4.48%
Expected term (in years)	5.88-6.03	6.09 - 6.20
Dividend yield	0.0%	0%
Volatility	94.0%-94.67%	85.8% - 86.2%
Exercise price of stock options granted	$2.68 - $2.88	$11.18 - $16.53

As of December 2023, the Company grants RSUs to employees. The RSU activity is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2023	102,945	$2.71
Granted	16,384	$2.75
Cancelled/Forfeited	(10,430)	$2.71
Vested/Released
Outstanding, non-vested as of June 30, 2024	108,899	$2.72

Stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$644	$507	$1,294	$1,009
General and administrative	$375	$567	771	1,057
Total stock-based compensation	$1,019	$1,074	$2,065	$2,066

The expense related to awards granted to employees and directors was $2.1 million for each of the six months ended June 30, 2024 and 2023. The weighted-average grant date Black Scholes fair market value of options granted to employees, directors and consultants during the six months ended June 30, 2024 and 2023 was $2.14 per share and $12.23 per share, respectively. The aggregate grant date fair value of RSUs granted by the Company during the six months ended June 30, 2024 was $0.0 million. No RSUs were granted by the Company during the six months ended June 30, 2023.

As of June 30, 2024, the Company had unrecognized stock-based compensation expense of $6.2 million and $0.3, related to stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.7 and 3.5 years, respectively.

Restricted Stock

In December 2020, Langer received 725,920 shares as payment related to the Myst Merger Agreement. Of the total issued, the Company restricted 362,960 shares to vest over a four-year period in equal annual installments. As of June 30, 2024, 90,740 shares remain unvested, and the Company had $0.5 million in unrecognized stock-based compensation expense related to unvested restricted stock which is expected to be recognized evenly over 6 months.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the shares available for issuance under the ESPP automatically increased by an additional 230,993 shares to 453,280 total shares available to be issued under the ESPP. As of June 30, 2024, there was no enrollment offered to the Company's employees.

11. Income Taxes

The Company did not record federal income tax expense for the six months ended June 30, 2024 and 2023, respectively, as the Company expects to be in a cumulative taxable loss position in 2024 and 2023, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. The Company recorded a benefit (provision) for state income taxes of $0.0 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

12. Leases

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

The Company recorded rent expense of $0.8 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The table below summarizes the Company’s total lease costs included in its unaudited condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$398	$430	$796	$900
Short-term lease costs	—	—	—	1
Variable leases costs	—	—	—	5
Total lease cost	$398	$430	$796	$906

The present value assumptions used in calculating the present value of the lease payments were as follows:

Six Months Ended
June 30, 2024
Weighted-average remaining lease term in years	1.2
Weighted-average discount rate	5.74%

The minimum aggregate future operating lease commitments at June 30, 2024 are as follows (in thousands):

Minimum Lease Payments
Remainder of 2024	$1,056
2025	1,110
2026	105
2027	—
2028	—
2029	—
Total undiscounted lease payments	$2,270
Less: imputed interest	(66)
Total operating lease liability	2,204
Less: current portion of operating lease liability	(1,793)
Operating lease liability, noncurrent	$411

13. Net Loss per Share

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

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Six Months Ended June 30,
	2024	2023
Restricted stock	90,740	181,480
Unvested RSUs	108,899	—
Options to purchase common stock	3,298,558	2,604,639
Redeemable convertible preferred stock	—	12,493,879
Total	3,498,197	15,279,998

14. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of June 30, 2024 and December 31, 2023.

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

Overview

We are a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Approved immunotherapies represent a significant advancement in the treatment of solid tumors, but many patients either do not respond or experience relapsed disease following an initial response. We believe the most significant challenge to creating curative immunotherapies in these patients is the low numbers of T cells that can recognize and attack the tumor, which we refer to as tumor-reactive T cells. To address this problem, we are pioneering a differentiated approach to tumor infiltrating lymphocytes, or TILs. We are developing next generation TIL therapies by selecting the most potent (meaning able to mediate an anti-tumor response) and tumor-reactive T cells, which we refer to as Selected TILs. Unlike other approaches that rely on standard “bulk TILs” that have demonstrated objective responses in clinical trials only in limited tumor types, we are developing our Selected TILs for potential treatment across the majority of solid tumors. We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, across colorectal cancer, head and neck cancer, and uveal melanoma. On August 14, 2024, we provided preliminary data from the first 4 evaluable microsatellite stable metastatic colorectal cancer ("MSS mCRC") patients in our TIDAL-01 multi-site trial and we intend to provide the next clinical update in the first half of 2025. We are also advancing our preclinical pipeline programs including TIDAL-02, our next Selected TIL program, and our TIDAL-01 viral immunotherapy combination program.

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

We have three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer, and uveal melanoma. In August 2024, we reported preliminary data from the first 4 evaluable patients in our TIDAL-01 multi-site trial in advanced and late line MSS mCRC. In these first 4 patients, we have seen a 25% overall response rate ("ORR") with deep and durable clinical benefit and 50% disease control rate ("DCR"). This patient population is generally unresponsive to checkpoint inhibitors, and as a point of comparison, the current standard of care treatment provides an ORR of 1 to 6% and a median progression free survival ("mPFS") of 2.0 to 5.6 months. We observed that CRC Patient 1 has an ongoing complete response ("CR") and has been progression free for over one year. CRC Patient 2 had stable disease for 6 months. These responses are notable in highly pre-treated 3rd and 4th line, respectively, MSS mCRC patients with advanced disease. Of the two other evaluable CRC patients, CRC Patient 3 showed progressive disease at 1.5 months and CRC Patient 4 showed stable disease at one month, but discontinued the study shortly after. Additionally, no new safety observations were made specific to TIDAL-01 Selected TILs.

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

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales and have incurred overall net losses since our inception through June 30, 2024. We have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements as well as our recent initial public offering, or IPO. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, non-refundable collaboration revenue, and most recently, raised $80.0 million with gross proceeds from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters option to purchase additional shares. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $62.4 million and $94.8 million, respectively.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $40.9 million and $21.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $217.7 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

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

Pursuant to the Alliance Agreement, we agreed to pay to Moffitt a total amount of at least $17.5 million, or Alliance Funding Amount, for research, development and manufacturing related services that will be paid equally over five years on June 1st of each year starting on June 1, 2023. The Alliance Funding Amount will be calculated annually at the conclusion of each payment period, and, to the extent our annual aggregate payments to Moffitt of $3.5 million exceeds the applicable annual installment amount, we will receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties. To the extent the aggregate annual payments are less than $3.5 million, we will prepay the remaining amount due. On June 28, 2024, the Alliance Agreement was amended to remove the true up of the applicable annual installment amount of $3.5 million. The Alliance Funding Amount remains $17.5 million over the five year term.

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

The table below summarizes our research and development expenses incurred by major development program for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RIVAL-01	$-	$98	$-	$742
TIDAL-01	16,404	13,218	29,473	24,263
TIDAL-02	544	2,320	1,621	4,260
Other research programs	782	1,557	2,426	3,596
Total research and development	$17,730	$17,193	$33,520	$32,861

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following tables set forth our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change ($)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	17,730	17,193	(537)
General and administrative	4,327	4,659	332
Total operating expenses	22,057	21,852	(205)
Loss from operations	(22,057)	(21,852)	(205)
Other income, net	755	347	408
Provision for income taxes	(2)	6	(8)
Net loss	$(21,304)	$(21,499)	$195

Collaboration Revenue

There was no collaboration revenue during the three months ended June 30, 2024 and 2023, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2024	2023
Pre-clinical research and development	$2,130	$3,027
Manufacturing	9,195	7,500
Clinical and regulatory	2,017	1,374
Personnel related	4,388	5,292
Total research and development	$17,730	$17,193

Research and development expenses were $17.7 million and $17.2 million during the three months ended June 30, 2024 and 2023, respectively, an increase of $0.5 million, or 2.9%. The increase was due primarily to an increase of $1.7 million in manufacturing expenses and $0.6 million in clinical and regulatory costs as we continue TIDAL-01 clinical trials offset by a decrease of $0.9 million in personnel related costs and $0.9 million in pre-clinical research and development costs due to the termination of the Takeda Agreement and winding down activities related to the RIVAL-01 platform during the three months ended March 31, 2023. We expect research and development expenses to continue to increase as we advance the development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $4.7 million during the three months ended June 30, 2024 and 2023, respectively, a decrease of $0.4 million, or 8.5%. The decrease was due primarily to a reduction in personnel costs of $0.4 million. We anticipate that general and administrative expenses will remain stable as we support public company operations.

Other Income, Net

Other income (expense), net was $0.8 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, an increase of $0.5 million, or 166.7% due to interest income earned on the net proceeds from our IPO as well as an increase in interest rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following tables set forth our results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Change ($)
Collaboration revenue	$—	$19,306	$(19,306)
Operating expenses:
Research and development	33,520	32,861	(659)
General and administrative	9,228	8,691	(537)
Total operating expenses	42,748	41,552	(1,196)
Loss from operations	(42,748)	(22,246)	(20,502)
Other income, net	1,833	727	1,106
Provision for income taxes	(18)	88	(106)
Net loss	$(40,933)	$(21,431)	$(19,502)

Collaboration Revenue

Collaboration revenue was $0.0 million and $19.3 million during the six months ended June 30, 2024 and 2023, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2024	2023
Pre-clinical research and development	$3,496	$6,015
Manufacturing	17,329	13,197
Clinical and regulatory	3,297	3,579
Personnel related	9,398	10,070
Total research and development	$33,520	$32,861

Research and development expenses were $33.5 million and $32.9 million during the six months ended June 30, 2024 and 2023, respectively, an increase of $0.6 million, or 1.8%. The increase was due primarily to an increase of $4.1 million in manufacturing expenses related to our increased clinical activities for TIDAL-01 offset by decreases of $2.5 million in pre-clinical research and development, $0.3 million in clinical and regulatory expenses and $0.7 million in personnel related expenses due to the termination of the Takeda agreement and winding down activities related to the RIVAL-01 platform. We expect our research and development expenses to increase in the long term as we advance the development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $9.2 million and $8.7 million during the six months ended June 30, 2024 and 2023, respectively, an increase of $0.5 million, or 6.2%. The increase was due primarily to an increase in compensation costs as we transition to being a public company. We anticipate that general and administrative expenses will continue to increase in the future due to an increase in expenses related to activities associated with operating as a public company.

Other Income, Net

Other income, net was $1.8 million and $0.7 million during the six months ended June 30, 2024 and 2023, respectively, an increase of $1.1 million, or 157.1%. due to interest income earned on the net proceeds from our IPO as well as an increase in interest rates.

Liquidity and Capital Resources

Going Concern

Based on our expected operating losses and negative cash flows, we believe there is substantial doubt about our ability to continue as a going concern for 12 months after the date of these unaudited interim consolidated financial statements are filed with the SEC. If we cannot continue as a going concern, our stockholders may lose some or all of their investment in us. Our ability to continue as a going concern is dependent upon our ability to raise additional funding. We intend to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, we may need to relinquish valuable rights to our potential products on terms that are not favorable to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may need to significantly delay, scale back or discontinue the development or future commercialization of one or more of our product candidates, if approved. Any of the above events could adversely affect our business, results of operations and financial condition and cause the price of our common stock to decline.

Sources of Liquidity

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through June 30, 2024.

Prior to our IPO and since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, nonrefundable collaboration revenue, and most recently, with gross proceeds of $80.0 million from the IPO completed on July 25,

2023 and $7.8 million from the exercise of the underwriters’ option to purchase additional shares. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $62.4 million and $94.8 million, respectively.

On April 26, 2024, or the Loan Closing Date, we entered into a Loan and Security Agreement, or LSA, with Banc of California, or BOC, for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest equal to the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring us to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by our board of directors), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If we fail to comply with any of the foregoing covenants, BOC may terminate the commitments to make further loans and declare all of our obligations under the LSA to be immediately due and payable. As of June 30, 2024, no amounts were drawn and outstanding under the LSA.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $40.9 million and $21.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $217.7 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

We expect that our existing cash, cash equivalents and short-term investments will not enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our product candidates and programs through preclinical and clinical development. Furthermore, as a result of the completion of the IPO on July 25, 2023, we expect to have incurred additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs which could materially harm our business.

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

As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $62.4 million and $94.8 million, respectively. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditures into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may need to significantly delay, scale back or discontinue the development or future commercialization of one or more of our product candidates, if approved. Any of the above events could adversely affect our business, results of operations and financial condition and cause the price of our common stock to decline.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(33,385)	$(31,861)
Cash provided by investing activities	33,036	19,475
Cash used in financing activities	(48)	(1,081)
Net decrease in cash and cash equivalents	$(397)	$(13,467)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $33.4 million, primarily due to our net loss of $40.9 million and accretion of the premium on short-term investments of $1.4 million which was partially offset by the decrease in our net operating assets and liabilities of $5.8 million, changes in stock-based compensation of $2.1 million, and depreciation and amortization expense of $1.0 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 was $33.0 million, due primarily to $40.0 million in maturities of short-term investments offset by the purchases of $6.7 million of short-term investments and $0.3 million in purchases of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2023 was $19.5 million, due primarily to the maturities of $35.5 million of short-term investments, $0.2 million of proceeds from the sale of property and equipment, and offset by $1.0 million in purchases of property and equipment and $15.2 million in purchases of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $1.1 million, due primarily to the $0.9 million cash payment of contingent consideration related to Myst’s achievement of the second milestone under the Myst Merger Agreement due to the acceptance by the FDA of an IND filed by, on behalf of or for the benefit of us and $0.3 million in payments of deferred IPO costs offset by $0.1 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination at the request of either party with less than one year notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. We additionally have contractual obligations for our operating leases for our corporate headquarters and office and laboratory spaces. These obligations are further described in Note 12 to our unaudited condensed consolidated financial statements. We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments.

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We can’t estimate when such payments will be due and none of these events were probable to occur as of June 30, 2024 and December 31, 2023, respectively.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K filed with the SEC on March 22, 2024.

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

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.*

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2014 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our Selected TIL programs and product candidates. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred overall net losses since our inception through June 30, 2024. We had net loss of $40.9 million and $21.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $217.7 million and $176.8 million, respectively. Additionally, we will not receive any additional collaboration revenue under the Takeda Agreement in the future because the agreement has been terminated. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our Selected TIL programs, and seek regulatory approvals for our product candidates.

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

We have three ongoing Phase 1 clinical trials for our lead Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and uveal melanomas. In August 2024, we provided preliminary data from the first 4 evaluable MSS mCRC patients in our TIDAL-01 multi-site trial and intend to provide the next clinical update in the first half of 2025. We are also developing TIDAL-02, our next Selected TIL program, which is currently in preclinical development and we intend to evaluate the combination of TIDAL-01 with viral immunotherapy. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

As of June 30, 2024, we had approximately $62.4 million in cash, cash equivalents and short-term investments. Based on our current operating plan, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the unaudited consolidated financial statements are filed with the SEC. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

We do not have any committed external source of funds or other support for our development efforts and additional funding may not be available on acceptable terms, or at all. Market volatility resulting from adverse macroeconomic conditions or geopolitical events, including the ongoing conflict between Ukraine and Russia and in the Middle East, recent bank failures or other factors may further adversely impact our ability to access capital as and when needed. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may need to significantly delay, scale back or discontinue the development or future commercialization of one or more of our product candidates, if approved. Any of the above events could adversely affect our business, results of operations and financial condition and cause the price of our common stock to decline.

Our business is highly dependent on the success of our lead Selected TIL product candidate TIDAL-01, as well as our other current and any future product candidates. All of our product candidates will require significant additional preclinical or clinical development before we are able to seek regulatory approval for and launch a product commercially.*

We are very early in our development efforts. If TIDAL-01 or any future product candidates encounter safety or efficacy problems, manufacturing failures, development delays or regulatory issues or other problems, our development plans and business may be significantly harmed.

We have three ongoing Phase 1 clinical trials for our lead Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and uveal melanomas. On August 14, 2024, we provided preliminary data from the first 4 evaluable MSS mCRC patients in our TIDAL-01 multi-site trial and intend to provide the next clinical update in the first half of 2025. We are also developing TIDAL-02, our next Selected TIL program, which is currently in preclinical development and we intend to evaluate the combination of TIDAL-01 with viral immunotherapy. We are currently evaluating the optimal viral immunotherapy for combination with TIDAL-01 to advance into clinical development.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of June 30, 2024, all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

In June 2023, we conducted a reduction in our workforce. The changes to our operations and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our development activities, our business, results of operations or financial condition. If we are unable to realize the expected operational efficiencies, our business, results of operations and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake workforce reductions or restructuring activities in the future. Furthermore, our reductions in force may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our potential product candidates. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.

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

As of June 30, 2024, we had 82 full-time employees. As our clinical development and future commercialization plans and strategies develop, and as we transition into operating as a public company, we may need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Interim, initial, "top-line" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data, and results in one indication may not be predictive of results to be expected for the same product candidate in another indication.*

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose initial or interim data from our clinical trials, such as the initial clinical update for our TIDAL-01 trial. Initial or interim data from these trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available, or that results in one indication may be materially different in another indication for the same product candidate. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if clinical trials show promising early results, clinical trials of the same product candidate in another indication may fail to show similar results, and market acceptance of our product candidate, if approved, may be limited. Adverse differences between interim or initial data and top-line, preliminary, or final data could significantly harm our business prospects. Further, disclosure of interim or initial data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, initial, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, results of operations or financial condition.

Due to our limited resources and access to capital, we must prioritize development of certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business, results of operations and financial condition.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. For example, we are initially focused on the development of our lead Selected TIL product candidate TIDAL-01 in colorectal cancer, head and neck cancer, and uveal melanoma. Because TIL therapy is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Section 16 reporting progress.

During the three months ended June 30, 2024, no director of officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated December 11, 2020, between Turnstone Biologics Corp., Flatiron Merger Sub I, Inc., Flatiron Merger Sub II, LLC, Myst Therapeutics, Inc. and Timothy Langer.	S-1/A	333-272600	2.1	July 17, 2023

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41747	3.1	July 25, 2023

3.2	Amended and Restated Bylaws of the Company.	8-K	001-41747	3.2	July 25, 2023

10.1	Loan and Security Agreement by and among the Company, Myst Therapeutics, LLC and Bank of California, dated April 26, 2024	10-Q	001-41747	10.1	May 13, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the 14th day of August, 2024.

Turnstone Biologics Corp.

/s/ Venkat Ramanan
Venkat Ramanan, Ph.D.
Chief Financial Officer