Form 10-Q
period 2024-09-30
Turnstone Biologics Corp.
filed 2024-11-12
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s common stock issued and outstanding as of November 10, 2024, was 23,128,454.

Turnstone Biologics Corp.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (unaudited)	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 3	Defaults Upon Senior Securities	100

Item 4	Mine Safety Disclosures	100

Item 5	Other Information	100

Item 6	Exhibits	101

	Signature	102

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Turnstone Biologics Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,133	$17,798
Restricted cash	116	116
Short-term investments	21,151	76,979
Accounts receivable - collaboration agreement	—	194
Prepaid expenses	3,712	4,655
Other current assets	2,031	2,812
Total current assets	51,143	102,554
Other assets, noncurrent	873	1,143
Operating lease right of use assets	1,391	2,766
Property and equipment, net	5,077	6,352
Total assets	$58,484	$112,815
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$560	$36
Accrued expenses and other current liabilities	11,644	9,909
Operating lease liability, current	1,440	2,025
Total current liabilities	13,644	11,970
Operating lease liability, noncurrent	259	1,189
Other liabilities, noncurrent	940	989
Total liabilities	14,843	14,148
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively, 23,128,454 and 23,099,335 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	278,537	275,521
Accumulated other comprehensive loss	(196)	(119)
Accumulated deficit	(234,723)	(176,758)
Total stockholders’ equity	43,641	98,667
Total liabilities and stockholders’ equity	$58,484	$112,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$—	$—	$19,306
Operating expenses:
Research and development	14,424	14,172	47,944	47,033
General and administrative	3,944	4,758	13,172	13,449
Total operating expenses	18,368	18,930	61,116	60,482
Loss from operations	(18,368)	(18,930)	(61,116)	(41,176)
Other income, net	520	1,578	2,353	2,305
Net loss before income taxes	(17,848)	(17,352)	(58,763)	(38,871)
Benefit for income taxes	816	33	798	121
Net loss	$(17,032)	$(17,319)	$(57,965)	$(38,750)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities	30	(8)	(77)	172
Total comprehensive loss	$(17,002)	$(17,327)	$(58,042)	$(38,578)

Net loss	$(17,032)	$(17,319)	$(57,965)	$(38,750)
Less: accretion of preferred stock to redemption value	$—	$—	$—	$(39)
Net loss attributable to common stockholders, basic and diluted	$(17,032)	$(17,319)	$(57,965)	$(38,789)
Weighted-average number of shares of common stock outstanding, basic and diluted	23,037,714	17,397,845	23,029,106	7,730,694
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.00)	$(2.52)	$(5.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	23,099,335	$23	$275,521	$(119)	$(176,758)	$98,667
Exercise of stock options											29,119	$—	$44			$44
Stock-based compensation expense													$1,046			$1,046
Unrealized loss on available-for-sale debt securities														$(117)		$(117)
Net loss															$(19,629)	$(19,629)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	23,128,454	$23	276,611	$(236)	$(196,387)	$80,011
Stock-based compensation expense													$1,019			$1,019
Unrealized gain on available-for-sale debt securities														$10		$10
Net loss															$(21,304)	$(21,304)
Balance at June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	23,128,454	$23	$277,630	$(226)	$(217,691)	$59,736
Stock-based compensation expense													$907			$907
Unrealized gain on available-for-sale debt securities														$30		$30
Net loss															$(17,032)	$(17,032)
Balance at September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	23,128,454	$23	$278,537	$(196)	$(234,723)	$43,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Series B-2 Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series D Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance at December 31, 2022	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,730	2,915,757	$3	$20,501	$(413)	$(121,558)	$(101,467)
Moffitt performance based common stock award											91,721					—
Accretion of redeemable convertible preferred stock issuance costs										$20			$(20)			$(20)
Exercise of stock options											20,658		$83			$83
Stock-based compensation expense													$992			$992
Unrealized gain on available-for-sale debt securities														$121		$121
Net income															$68	$68
Balance at March 31, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,750	3,028,136	$3	$21,556	$(292)	$(121,490)	$(100,223)
Accretion of redeemable convertible preferred stock issuance costs										$19			$(19)			$(19)
Exercise of stock options											1,122		$3			$3
Stock-based compensation expense													$1,074			$1,074
Unrealized gain on available-for-sale debt securities														$59		$59
Net loss															$(21,499)	$(21,499)
Balance at June 30, 2023	11,250,000	$8,643	16,285,156	$12,611	25,065,538	$28,860	17,905,288	$42,100	29,285,356	$79,769	3,029,258	$3	$22,614	$(233)	$(142,989)	$(120,605)
Proceeds from initial public offering, net of issuance costs											7,318,275	$7	$75,956			$75,963
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(11,250,000)	$(8,643)	(16,285,156)	$(12,611)	(25,065,538)	$(28,860)	(17,905,288)	$(42,100)	(29,285,356)	$(79,769)	12,493,879	$13	$171,970			$171,983
Issuance of common stock upon Myst milestone achievement											249,992	$—	$2,812			$2,812
Exercise of stock options											1,671	$—	$9			$9
Stock-based compensation expense													$1,064			$1,064
Unrealized loss on available- for-sale debt securities														$(8)		$(8)
Net loss															$(17,319)	$(17,319)
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	23,093,075	$23	$274,425	$(241)	$(160,308)	$113,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(57,965)	$(38,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,972	3,130
Loss on disposal of property and equipment	—	324
Depreciation and amortization	1,498	2,139
Accretion of premium on short term investments	(1,758)	(1,108)
Change in fair value of contingent consideration liability	(49)	1,750
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	194	8,511
Prepaid expenses	976	(2,295)
Other current assets	781
Operating lease liabilities	(140)	(72)
Accounts payable	524	(1,052)
Change in contingent consideration liability	—	(1,477)
Accrued compensation and other accrued liabilities	1,735	(1,945)
Other non-current assets	270	(497)
Deferred revenue	—	(19,306)
Net cash flows used in operating activities	(50,962)	(50,648)
Investing Activities
Proceeds from maturities of short-term investments	64,250	55,750
Purchase of short-term investments	(6,741)	(77,469)
Proceeds from sale of property and equipment	25	180
Purchases of property and equipment	(248)	(1,249)
Net cash flows provided by (used in) investing activities	57,286	(22,788)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	78,018
Payment of contingent consideration related to Myst milestone	—	(898)
Payments of financing costs	(33)	—
Proceeds from exercise of stock options	44	95
Net cash flows provided by financing activities	11	77,215
Net increase in cash, cash equivalents and restricted cash	6,335	3,779
Cash, cash equivalents and restricted cash at beginning of the period	17,914	35,113
Cash, cash equivalents and restricted cash at end of the period	$24,249	$38,892

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	119	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock	—	39
Conversion of convertible preferred stock to common stock upon closing of IPO	—	171,983
Equity issuance costs included in accrued liabilities	—	179
Issuance of common stock to settle Myst contingent consideration liability	—	2,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Notes to the Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Turnstone Biologics Corp. (the “Company” or “Turnstone”) is a clinical stage biotechnology company focused on developing new medicines to treat and cure patients with solid tumors. Turnstone is pioneering a differentiated approach to tumor infiltrating lymphocytes (“TILs”), a clinically validated technology for treating solid tumors. The Company is developing next generation TIL therapies by selecting the most potent and tumor reactive T cells (“Selected TILs”). The Company has three ongoing Phase 1 clinical trials for TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., ("Moffitt"), across colorectal cancer, head and neck cancer, and uveal melanoma. The Company’s headquarters are located in San Diego, California.

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

Nasdaq Deficiency Notice

On September 27, 2024, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq.

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

However, the Company incurred a net loss and negative cash flows from operations during the nine months ended September 30, 2024 and management’s cash flow forecasts indicate that based on the Company’s expected future operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the unaudited consolidated financial statements are filed with the SEC.

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

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $58.0 million and $38.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from the IPO completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of September 30, 2024, the Company had an accumulated deficit of $234.7 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

On April 26, 2024 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement ("LSA") with Banc of California ("BOC") for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest at the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s board of directors), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable. As of September 30, 2024, no amounts have been drawn under the LSA (see Note 8 - Term Loan for additional information).

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

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease. Restricted cash was approximately $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

3. Fair Value of Financial Assets and Liabilities

As of September 30, 2024 and December 31, 2023, the Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as frequently as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The Company had $0.9 million in contingent consideration liabilities as of September 30, 2024 and December 31, 2023, respectively, related to the Myst Merger Agreement. The contingent consideration balance is comprised of one potential milestone payment and is measured at fair value (see Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$16,104	$—	$—	$16,104
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	21,151	—	—	21,151
Total financial assets	$37,371	$—	$—	$37,371
Financial liabilities:
Contingent consideration(3)	$—	$—	$866	$866
Total financial liabilities	$—	$—	$866	$866

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$15,635	$—	$—	$15,635
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	76,979	—	—	76,979
Total financial assets	$92,730	$—	$—	$92,730
Financial liabilities:
Contingent consideration(3)	$—	$—	$916	$916
Total financial liabilities	$—	$—	$916	$916
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst Therapeutics, Inc. ("Myst") pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	September 30, 2024	Valuation Technique	Unobservable Input	Amount
	(in thousands)
Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$866	Discounted cash flow	Likelihood of occurrence	10%
			Discount rate	25%
			Expected term (in years)	3.8

	Fair Value as of
Contingent Consideration Liability	December 31, 2023	Valuation Technique	Unobservable Input	Amount
	(in thousands)
Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$916	Discounted cash flow	Likelihood of occurrence	10%
			Discount rate	25%
			Expected term (in years)	3.5

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	$916
Changes in the fair value of contingent consideration	(49)
Contingent consideration at September 30, 2024	$866

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$16,104	$—	$—	$16,104
Restricted cash	116	—	—	116
U.S. government securities	21,145	—	6	21,151
Total financial assets	$37,365	$—	$6	$37,371
Classified as:
Cash and cash equivalents				$16,104
Restricted cash				116
Short-term investments				21,151
				$37,371

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$15,635	$—	$—	$15,635
Restricted cash	116	—	—	116
U.S. government securities	76,875	104	—	76,979
Total financial assets	$92,626	$104	$—	$92,730
Classified as:
Cash and cash equivalents				$15,635
Restricted cash				116
Short-term investments				76,979
				$92,730

As of September 30, 2024, none of our 7 available-for-sale debt securities were in a gross unrealized loss position with an aggregate fair value of $21.2 million. As of December 31, 2023, none of our 28 available-for-sale debt securities were in a gross unrealized loss position. While short-term investments are available-for-sale, it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. All short-term investments currently held have maturities of less than one year.

The Company reviews short-term investments for impairment during each reporting period. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the unaudited condensed consolidated balance sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. Unrealized losses were not significant for the investments held in the Company’s portfolio as of September 30, 2024 and Company considered the decline in market value for these securities to be primarily attributable to economic and market conditions rather than credit-related factors. There were no unrealized losses in the Company's investment portfolio at December 31, 2023. The Company considered the risk-profile of the counterparties under ASC 326, noting that any credit risk associated with such entities is either zero or near zero. There were no impairment losses or expected credit losses related to its short-term investments during the three and nine months ended September 30, 2024 and 2023.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$11,112	$11,043
Furniture	690	690
Leasehold improvements	1,308	1,308
	13,110	13,041
Less accumulated depreciation and amortization	(8,033)	(6,689)
Total property and equipment, net	$5,077	$6,352

Property and equipment depreciation and amortization expense for the three months ended September 30, 2024 and 2023, was $0.5 million and $0.7 million, respectively and the nine months ended September 30, 2024 and 2023, was $1.5 million and $2.1 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development expense	$8,044	$5,675
Professional and consulting expense	760	641
Compensation	2,840	3,593
Total accrued expenses and other current liabilities	$11,644	$9,909

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

The Company recognized the remaining deferred revenue balance during the three months ended March 31, 2023 as the Company concluded that there were no remaining estimated services to be performed associated with the obligations under the Takeda Agreement. The Company recognized collaboration revenue related to the Takeda Agreement for the nine months ended September 30, 2024 and 2023 of $0.0 million and $19.3 million, respectively. Receivables related to reimbursable costs expected to be received from Takeda for research and development services performed under the Development Program at September 30, 2024 and December 31, 2023 were $0.0 million and $0.2 million, respectively.

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

Pursuant to the Alliance Agreement, the Company agreed to pay to Moffitt a total amount of at least $17.5 million (the “Alliance Funding Amount”), for research, development and manufacturing related services that will be paid equally over five years on June 1st of each year starting on June 1, 2023. The Alliance Funding Amount was calculated annually at the conclusion of each payment period, and, to the extent the Company’s annual aggregate payments to Moffitt of $3.5 million exceeded the applicable annual installment amount, the Company would receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties. To the extent the aggregate annual payments were less than $3.5 million, the Company would prepay the remaining amount due. On June 28, 2024, the Alliance Agreement was amended to remove the true up of the applicable annual installment amount of $3.5 million. The Alliance Funding Amount remains $17.5 million over the five year term.

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

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains with the Company. As of September 30, 2024, Langer is an advisor to the Company and 272,220 shares of the Company’s common stock have vested and been released from escrow with the remaining 90,740 shares of the Company’s common stock to be released at the end of 2024. This restricted equity grant is accounted for as a compensatory arrangement under ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) as continued service is required under the agreement.

In addition, under the Myst Merger Agreement, each Myst Holder is entitled to receive certain payments as consideration based on the achievement by the Company of three predefined milestones. The initial milestone was the closing of an initial public offering, which occurred on July 25, 2023, the second milestone was the first acceptance by the FDA of an IND filed by, on behalf of or for the benefit of the Company, or the Company’s sublicensees for a product being developed by or on behalf of the Company or its sublicensees that is claimed as a product or method of making or using the product by a pending or issued Myst patent claim existing at the time of such acceptance, and the third milestone is the occurrence of the earlier of (i) the commencement of the first registration study for a product being developed by, on behalf of or for the benefit of the Company that is claimed as a product or a method of making or using the product by an issued Myst patent claim existing as of the time of such commencement or (ii) the issuance of a Myst patent claim that claims a product or method of making or using the product then being developed by, on behalf of or for the benefit of the Company, or its sublicensees, that is or was the subject of a registration study that has or had commenced. The milestones are not contingent on one another, and the milestones do not need to be achieved in any specific order.

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

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and the second and third milestones as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The adjustment to the fair value of the contingent consideration of $0.2 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively and $0.1 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively, were included in research and development expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2024, no amounts had been drawn under the Revolving Loans.

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

Shares of common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2024	2023
Common stock options outstanding	3,137,504	3,374,282
Unvested RSUs	104,093	102,945
Shares available for issuance under the ESPP	453,280	222,287
Shares available for issuance under the Plans	3,111,908	1,755,404
	6,806,785	5,454,918

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

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2022	2,529,982	$8.86	6.8	$6,912
Options granted	231,662	$15.12
Options exercised	(23,455)	$4.02
Options canceled/forfeited	(150,391)	$10.69
Outstanding — September 30, 2023	2,587,798	$9.35	6.5	$848
Exercisable — September 30, 2023	1,711,392	$7.99	5.4	$848
Vested and expected to vest — September 30, 2023	2,587,798	$9.35	6.5	$848

Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Options granted	129,165	$2.73
Options exercised	(29,119)	$1.51
Options canceled/forfeited	(336,824)	$6.67
Outstanding — September 30, 2024	3,137,504	$7.62	6.1	—
Exercisable —September 30, 2024
Vested and expected to vest — September 30, 2024	3,137,504	$7.62	6.1	—

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.30% - 4.72%	3.89% - 4.59%
Expected term (in years)	5.88 - 6.03	6.07 - 6.20
Dividend yield	0%	0%
Volatility	94.0% - 94.7%	85.8% - 87.3%
Exercise price of stock options granted	$2.68 - $2.88	$9.22 - $16.53

As of December 2023, the Company grants RSUs to employees. The RSU activity is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2023	102,945	$2.71
Granted	16,384	$2.75
Cancelled/Forfeited	(15,236)	$2.71
Vested/Released	—	—
Outstanding, non-vested as of September 30, 2024	104,093	$2.72

Stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$522	$631	$1,816	$1,640
General and administrative	$385	$433	1,156	1,490
Total stock-based compensation	$907	$1,064	$2,972	$3,130

The expense related to awards granted to employees and directors was $3.0 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. The weighted-average grant date Black Scholes fair market value of options granted to employees, directors and consultants during the nine months ended September 30, 2024 and 2023 was $2.14 per share and $11.27 per share, respectively. The aggregate grant date fair value of RSU's granted by the Company during the nine months ended September 30, 2024 was $0.0 million. No RSUs were granted by the Company during the nine months ended September 30, 2023.

As of September 30, 2024, the Company had unrecognized stock-based compensation expense of $5.3 million and $0.2, related to stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.6 and 3.2 years, respectively.

Restricted Stock

In December 2020, Langer received 725,920 shares as payment related to the Myst Merger Agreement. Of the total issued, the Company restricted 362,960 shares to vest over a four-year period in equal annual installments. As of September 30, 2024, 90,740 shares remain unvested, and the Company had $0.2 million in unrecognized stock-based compensation expense related to unvested restricted stock which is expected to be recognized evenly over 3 months.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of

(i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the shares available for issuance under the ESPP automatically increased by an additional 230,993 shares to 453,280 total shares available to be issued under the ESPP. As of September 30, 2024, there was no enrollment offered to the Company's employees.

11. Income Taxes

The Company did not record federal income tax expense for the nine months ended September 30, 2024 and 2023, respectively, as the Company expects to be in a cumulative taxable loss position in 2024 and 2023, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. The Company recorded a benefit (provision) for state income taxes of $0.0 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

In May 2019, the Company entered into a noncancelable operating lease for approximately 9,423 square feet located at 12 York Street, Ontario, Canada. The term of the lease is five years, starting December 1, 2019, and includes one renewal option for a period of five years. The lease requires the Company to share in prorated expenses and property taxes based upon actual amounts incurred. The lease contains escalating rent clauses which require higher rent payments in future years.

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

The Company recorded rent expense of $0.8 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. The table below summarizes the Company’s total lease costs included in its unaudited condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$527	$460	$1,590	$1,598
Short-term lease costs	—	—	—	1
Variable leases costs	—	—	—	5
Sublease income	(135)	(130)	(402)	(368)
Total lease cost	$392	$330	$1,188	$1,236

The present value assumptions used in calculating the present value of the lease payments were as follows:

Nine Months Ended
September 30, 2024
Weighted-average remaining lease term in years	1.0
Weighted-average discount rate	5.75%

The minimum aggregate future operating lease commitments at September 30, 2024 are as follows (in thousands):

Minimum Lease Payments
Remainder of 2024	$528
2025	1,110
2026	104
2027	—
2028	—
2029	—
Total undiscounted lease payments	$1,742
Less: imputed interest	(43)
Total operating lease liability	1,699
Less: current portion of operating lease liability	(1,440)
Operating lease liability, noncurrent	$259

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

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Nine Months Ended September 30,
	2024	2023
Restricted stock	90,740	181,480
Unvested RSUs	104,093	—
Options to purchase common stock	3,137,504	2,587,798
Total	3,332,337	2,769,278

14. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of September 30, 2024 and December 31, 2023.

15. Subsequent Events

On October 9, 2024, the Board of Directors of the Company approved a strategic prioritization of the Company's pipeline as well as a workforce reduction of approximately 60% to focus resources on the continued advancement of TIDAL-01. The workforce reduction is expected to be substantially completed in the fourth quarter of 2024. The Company anticipates a one-time severance-related charge associated with the workforce reduction to be approximately $2.3 million, which represents cash expenditures related to employee severance and notice period payments, benefits and related costs. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, this reduction in workforce.

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

* Two concurrent investigator sponsored trials at Moffitt Cancer Center

CRC - Colorectal cancer; HNSCC - Head and neck squamous cell carcinoma

We are advancing TIDAL-01, our clinical Selected TIL product candidate, for the treatment of multiple solid tumor indications. TIDAL-01 utilizes an unbiased identification and functional screening process to isolate and selectively expand the greatest breadth of tumor-reactive TILs from the patient’s tumor. Our TIDAL-01 production process is designed to deliver at least 109 cells and targets greater than 70% functional and potent tumor-reactive T cells.

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

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales and have incurred overall net losses since our inception through September 30, 2024. We have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements as well as our recent initial public offering, or IPO. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, non-refundable collaboration revenue, and most recently, raised $80.0 million with gross proceeds from the IPO completed on July 25, 2023 and $7.8 million from the exercise of the underwriters option to purchase additional shares. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $45.3 million and $94.8 million, respectively.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $58.0 million and $38.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $234.7 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

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

Corporate Updates

October Restructuring

In October 2024, we announced a strategic prioritization of our pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team (the “October Restructuring”), to focus resources on the continued advancement of our Phase 1 program, TIDAL-01. We estimate that we will incur approximately $2.3 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs in connection with the October Restructuring. We expect that the majority of the restructuring charges will be incurred in the fourth quarter of 2024 and that the execution of the October Restructuring will be substantially complete by the fourth quarter of 2024. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the October Restructuring.

Transition of Certain Executive Officers

On October 11, 2024, Saryah Azmat, our Chief Business Officer, was promoted as our Chief Operating Officer and Corporate Secretary.

On October 9, 2024, Venkat Ramanan, Ph.D. tendered his resignation as our Chief Financial Officer, effective as of October 25, 2024. Subsequent to October 25, 2024, Dr. Ramanan continues to provide limited advisory services to us.

Vijay Chiruvolu, Ph.D., our former Interim Chief Technology Officer completed his term of service with as our Interim Chief Technology Officer as of November 1, 2024, following which, Dr. Chiruvolu became an outside strategic advisor.

On October 9, 2024, Michael Burgess, MBChB, Ph.D. tendered his resignation as our Interim Chief Medical Officer, effective as of November 1, 2024, following which he continues to serve as a non-employee director on our board of directors.

Nasdaq Deficiency Notice

On September 27, 2024, we received a deficiency notice (the “Nasdaq Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Nasdaq Notice has no immediate effect on the listing of our common stock on Nasdaq.

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

Pursuant to the Alliance Agreement, we agreed to pay to Moffitt a total amount of at least $17.5 million, or Alliance Funding Amount, for research, development and manufacturing related services that will be paid equally over five years on June 1st of each year starting on June 1, 2023. The Alliance Funding Amount was calculated annually at the conclusion of each payment period, and, to the extent our annual aggregate payments to Moffitt of $3.5 million exceeded the applicable annual installment amount, we would receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties. To the extent the aggregate annual payments were less than $3.5 million, we would prepay the remaining amount due. On June 28, 2024, the Alliance Agreement was amended to remove the true up of the applicable annual installment amount of $3.5 million. The Alliance Funding Amount remains $17.5 million over the five-year term.

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

The Takeda Agreement accounted for 100% of our total collaboration revenue for the nine months ended June 30, 2023.

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

The table below summarizes our research and development expenses incurred by major development program for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RIVAL-01	$-	$(271)	$-	$471
TIDAL-01	13,046	11,976	42,519	36,239
TIDAL-02	270	611	1,891	4,871
Other research programs	1,108	1,856	3,534	5,452
Total research and development	$14,424	$14,172	$47,944	$47,033

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following tables set forth our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change ($)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	14,424	14,172	252
General and administrative	3,944	4,758	(814)
Total operating expenses	18,368	18,930	(562)
Loss from operations	(18,368)	(18,930)	562
Other income, net	520	1,578	(1,058)
Provision for income taxes	816	33	783
Net loss	$(17,032)	$(17,319)	$287

Collaboration Revenue

There was no collaboration revenue during the three months ended September 30, 2024 and 2023, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2024	2023
Pre-clinical research and development	$2,284	$2,955
Manufacturing	5,745	5,097
Clinical and regulatory	2,074	1,471
Personnel related	4,321	4,649
Total research and development	$14,424	$14,172

Research and development expenses were $14.4 million and $14.2 million during the three months ended September 30, 2024 and 2023, respectively, an increase of $0.3 million, or 2.1%. The increase was due primarily to an increase of $0.6 million in manufacturing expenses and $0.6 million in clinical and regulatory costs as we continue TIDAL-01 clinical trials offset by a decrease of $0.3 million in personnel related costs and $0.7 million in pre-clinical research and development costs due to the termination of the Takeda Agreement and winding down activities related to the RIVAL-01 platform during the three months ended March 31, 2023. We expect research and development expenses to decrease as we complete our October Restructuring to reduce staff and prioritize resources on the continued advancement of TIDAL-01.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $4.8 million during the three months ended September 30, 2024 and 2023, respectively, a decrease of $0.9 million, or 18.8%. The decrease was due primarily to a reduction in personnel costs of $0.1 million, professional service costs of $0.3 million and other general and administrative costs of $0.5 million. We anticipate that general and administrative expenses will continue to decrease as we complete our October Restructuring.

Other Income, Net

Other income (expense), net was $0.5 million and $1.6 million during the three months ended September 30, 2024 and 2023, respectively, a decrease of $1.1 million, or 67.0% primarily due to earning less interest income due to the decrease in cash, cash equivalents, and short term investments.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following tables set forth our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change ($)
Collaboration revenue	$—	$19,306	$(19,306)
Operating expenses:
Research and development	47,944	47,033	(911)
General and administrative	13,172	13,449	277
Total operating expenses	61,116	60,482	(634)
Loss from operations	(61,116)	(41,176)	(19,940)
Other income, net	2,353	2,305	48
Provision for income taxes	798	121	677
Net loss	$(57,965)	$(38,750)	$(19,215)

Collaboration Revenue

Collaboration revenue was $0.0 million and $19.3 million during the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023
Pre-clinical research and development	$5,780	$8,970
Manufacturing	23,074	18,294
Clinical and regulatory	5,371	5,050
Personnel related	13,719	14,719
Total research and development	$47,944	$47,033

Research and development expenses were $47.9 million and $47.0 million during the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.9 million, or 1.9%. The increase was due primarily to an increase of $4.8 million in manufacturing expenses and $0.3 million in clinical and regulatory expenses related to our increased clinical activities for TIDAL-01 offset by decreases of $3.2 million in pre-clinical research and development, and $1.0 million in personnel related expenses due to the termination of the Takeda agreement and winding down activities related to the RIVAL-01 platform. We expect research and development expenses to decrease as we complete our October Restructuring.

General and Administrative Expenses

General and administrative expenses were $13.2 million and $13.4 million during the nine months ended September 30, 2024 and 2023, respectively, a decrease of $0.2 million, or 1.5%. We anticipate that general and administrative expenses will continue to decrease as we complete our October Restructuring.

Other Income, Net

Other income, net was $2.4 million and $2.3 million during the nine months ended September 30, 2024 and 2023, respectively, an increase of $0.1 million, or 4.4%. We anticipate that this will decrease as we earn less interest income due to the decrease in the balance of cash, cash equivalents, and short term investments.

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

Sources of Liquidity

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through September 30, 2024.

Prior to our IPO and since our inception, we have funded our operations primarily through the sale of our convertible preferred stock and revenue from certain of our collaboration agreements. Since our inception, we have raised an aggregate of approximately $172.0 million of gross proceeds from the issuance and sale of shares of our convertible preferred stock, $190.0 million in upfront, nonrefundable collaboration revenue, and most recently, with gross proceeds of $80.0 million from the IPO completed on July 25,

2023 and $7.8 million from the exercise of the underwriters’ option to purchase additional shares. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $45.3 million and $94.8 million, respectively.

On April 26, 2024, or the Loan Closing Date, we entered into a Loan and Security Agreement, or LSA, with Banc of California, or BOC, for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest equal to the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring us to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by our board of directors), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If we fail to comply with any of the foregoing covenants, BOC may terminate the commitments to make further loans and declare all of our obligations under the LSA to be immediately due and payable. As of September 30, 2024, no amounts were drawn and outstanding under the LSA.

We have incurred significant operating losses in the past, and we expect to continue to incur significant operating losses for the foreseeable future. We incurred a net loss of $58.0 million and $38.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $234.7 million and $176.8 million, respectively. Substantially all of our operating losses result from expenses incurred in our research and development programs and from general and administrative costs associated with our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates, and on our ability to enter into collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties.

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

As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $45.3 million and $94.8 million, respectively. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditures into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. If we receive regulatory approval for our current or future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(50,962)	$(50,648)
Cash provided by investing activities	57,286	(22,788)
Cash used in financing activities	11	77,215
Net increase in cash and cash equivalents	$6,335	$3,779

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $51.0 million, primarily due to our net loss of $58.0 million and accretion of the premium on short-term investments of $1.8 million which was partially offset by the decrease in our net operating assets and liabilities of $4.3 million, changes in stock-based compensation of $3.0 million, and depreciation and amortization expense of $1.5 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 was $57.3 million, due primarily to $64.3 million in maturities of short-term investments offset by the purchases of $6.7 million of short-term investments and $0.3 million in purchases of property and equipment.

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

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We can’t estimate when such payments will be due and none of these events were probable to occur as of September 30, 2024 and December 31, 2023, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation and supervision of our Principal Executive Officer and our Principal Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our business is highly dependent on the success of our clinical Selected TIL product candidate TIDAL-01, as well as our other current and any future product candidates. All of our product candidates will require significant additional preclinical or clinical development before we are able to seek regulatory approval for and launch a product commercially.
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
•
We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”) and as a result our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

Risks Related to Our Business

We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future. We have no products approved for commercial sale, have never generated any revenue from product sales and may never be profitable.*

We are a clinical stage biotechnology company with a limited operating history. We were formed in 2014 and we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for our Selected TIL programs and product candidates. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing program candidates. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and we have incurred overall net losses since our inception through September 30, 2024. We had net loss of $58.0 million and $38.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $234.7 million and $176.8 million, respectively. Additionally, we will not receive any additional collaboration revenue under the Takeda Agreement in the future because the agreement has been terminated. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our Selected TIL programs, and seek regulatory approvals for our product candidates.

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

As of September 30, 2024, we had approximately $45.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months after the date the unaudited consolidated financial statements are filed with the SEC. In October 2024, we implemented a restructuring of operations and reduction in force (the “October Restructuring”). While we expect that the October Restructuring will be complete by the fourth quarter of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the October Restructuring. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our programs and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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

We have three ongoing Phase 1 clinical trials for our clinical Selected TIL product candidate, TIDAL-01, including a multi-site trial for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt across colorectal cancer, head and neck cancer and uveal melanomas. On August 14, 2024, we provided preliminary data from the first 4 evaluable MSS mCRC patients in our TIDAL-01 multi-site trial and intend to provide the next clinical update in the first half of 2025.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was also swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of Silicon Valley Bank would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with Silicon Valley Bank, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of September 30, 2024, all of our cash on deposit was maintained at two financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash, cash equivalents and short-term investments would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

In October 2024, we implemented a reduction in our workforce. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not fully realize the anticipated benefits and savings from this restructuring due to unforeseen difficulties, disruptions, delays or unexpected costs, which could adversely affect our financial condition. The changes to our operations and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in force, and a reduction in morale among our remaining employees, all of which may have an adverse effect on our development activities, our business, results of operations or financial condition. If we are unable to realize the expected operational efficiencies, our business, results of operations and financial condition would be adversely affected. In addition, to the extent we do not realize such anticipated operational efficiencies, we may need to undertake workforce reductions or restructuring activities in the future. Furthermore, our reductions in force may be disruptive to our operations. If employees who were not affected by the reductions in force seek alternative employment, this could result in our seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our potential product candidates. We may also discover that the reductions in workforce could make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, results of operations and financial condition.

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

As of September 30, 2024, we had 81 full-time employees which was reduced to 30 following our October Restructuring. As our clinical development and future commercialization plans and strategies develop, we may need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Generally, employment agreements with our key employees provide for at-will employment, which means that such employee could leave our employment at any time, with or without notice. For example, in October 2024, Venkat Ramanan, Ph.D. and Michael Burgess, MBChB, Ph.D. tendered their respective resignations as our Chief Financial Officer and Interim Chief Medical Officer. Vijay Chiruvolu, Ph.D. also completed his term of service as our Interim Chief Technology Officer as of November 1, 2024. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

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

Externally, to support TIDAL-01, we have formed deep partnerships across a global network of contract development and manufacturing organizations, or CDMOs, that specialize in bioprocess development, testing, cGMP manufacturing, formulation and filling, packaging, controlled temperature storage, and distribution. For TIDAL-01, this includes a close partnership with the Cell Therapy Facility at Moffitt Cancer Center, responsible for cGMP manufacturing, testing, release, and distribution of Selected TIL to the clinical investigators at Moffitt under our investigator sponsored clinical trial. We have separate partnerships, fully controlled and supervised by us, for the sequencing and peptide manufacturing portions of the TIDAL-01 manufacturing process. In parallel, we have completed a technology transfer of the TIDAL-01 Selected TIL manufacturing process to a U.S.-based CDMO, Charles River Laboratories. Any problems or delays we, Moffitt or our CDMOs experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in the FDA or comparable foreign regulatory authority approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates, if approved, and could adversely affect our business.

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

Interim, initial, "top-line" and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data, and results in one indication may not be predictive of results to be expected for the same product candidate in another indication.*

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data is available.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue, including those implemented under the IRA described in greater detail below, as well as potential administrative actions HHS can take to advance these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective

January 1, 2024. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that are subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

These laws, and future state and federal healthcare reform measures may be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional elections, which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

We currently do not meet, and may not regain compliance with, the listing standards of Nasdaq and as a result our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

Our common stock is currently listed on the Nasdaq Global Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days (the “Bid Price Requirement”). On September 27, 2024,we received notice (the “Notice”) from the Listing Qualifications Staff of Nasdaq that, because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until March 26, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 26, 2025. If we fail to regain the continued listing requirements of Nasdaq, such as the corporate governance requirements or Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Bid Price Requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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

ITEM 5. OTHER INFORMATION

Trading Arrangements of Section 16 reporting progress.

During the three months ended September 30, 2024, no director of officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of regulation S-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the 12th day of November, 2024.

Turnstone Biologics Corp.

/s/ Wendy Worcester
Wendy Worcester
Vice President, Finance (Principal Financial and Accounting Officer and Duly Authorized Officer)