Form 10-K
period 2024-12-31
Turnstone Biologics Corp.
filed 2025-03-31
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based on the closing sales price of the stock on the Nasdaq Global Market for the last business day of the registrant’s most recently completed second fiscal quarter, was $44,880,529.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2025 was 23,138,896.

Turnstone Biologics Corp.

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

Forward-looking statements include, but are not limited to, statements regarding:

•
our ability to identify and consummate any potential strategic transaction;
•
our financial condition, including our ability to consummate any strategic transaction as a result thereof, and our ability to continue as a going concern;
•
the value to stockholders in the event of a strategic transaction or dissolution;
•
should we resume development of our product candidates or any future product candidates, our plans to research, develop and commercialize any product candidates;
•
should we resume development of our product candidates or any future product candidates, our ability to obtain funding for our operations, including funding necessary to commence and complete the clinical trials, conduct additional manufacturing and conduct preclinical studies of any of our products\:
•
should we resume development of our product candidates or any future product candidates, the success,cost and timing of our research and development activities, including preclinical studies and clinical trials;
•
should we resume development of our product candidates or any future product candidates, the size of the markets for our product candidates, and our ability to serve those markets;
•
should we resume development of our product candidates or any future product candidates, our ability to successfully commercialize our product candidates;
•
should we resume development of our product candidates or any future product candidates, the rate and degree of market acceptance of our product candidates;
•
should we resume development of our product candidates or any future product candidates, our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•
regulatory developments in the United States and foreign countries;
•
should we resume development of our product candidates or any future product candidates, the performance of our third-party service providers, including our contract research organizations, or CROs, suppliers and manufacturers;
•
should we resume development of our product candidates or any future product candidates, the safety, efficacy and market success of competing therapies that are or become available;
•
should we resume development of our product candidates or any future product candidates, our ability to attract and retain key scientific and management personnel;
•
should we resume development of our product candidates or any future product candidates, our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•
should we resume development of our product candidates or any future product candidates, our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others; and
•
the impact of macroeconomic developments, including the ongoing conflict between Ukraine and Russia, the state of war in the Middle East and the risk of a larger regional conflict, on our business and operations as well as the business or operations of our customers, manufacturers, research partners, and other third parties with whom we conduct business.

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

•
We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and any strategic transactions that we may consummate in the future could have negative consequences.
•
Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, we may fail to realize all or any of the anticipated benefits of any such transaction,such benefits may take longer to realize than expected, we may encounter integration difficulties or we may be exposed to other operational and financial risks.
•
The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.
•
We may become involved in litigation, including securities class action litigation, that could divert our management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.
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
•
Clinical development involves a lengthy and expensive process, with uncertain outcomes. We may incur significant costs and/or experience delays in completing, or ultimately be unable to complete, the development of our current and future product candidates, including our product candidates.
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

PART I

Item 1. Business.

Overview

We are a biotechnology company that was previously focused on developing new medicines to treat and cure patients with solid tumors through a differentiated approach to tumor infiltrating lymphocytes (TIL) therapy by selecting and expanding the most potent tumor-reactive T cells, which we refer to as Selected TILs for potential treatment across the majority of solid tumors. Our previous lead Selected TIL candidate, TIDAL-01, was being developed for the treatment of colorectal cancer, head and neck cancer and uveal melanoma and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, across colorectal cancer, head and neck cancer and uveal melanoma.

Strategic Alternatives

On January 30, 2025, following a comprehensive evaluation of the Company’s business and the status of the Company’s programs, resources, and capabilities, the Company’s Board of Directors (the “Board”) approved the discontinuation of all clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. As a result, we initiated process to explore and review strategic alternatives focused on maximizing stockholder value.

We have engaged a financial advisor to assist in this process, and along with support from our other advisors, we are exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, sale of assets, licensing, or other transactions.

Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

October 2024 Restructuring and Transition of Certain Executive Officers

In October 2024, we announced a strategic prioritization of our pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team (the “October Restructuring”). In connection with the October Restructuring, Saryah Azmat, our former Chief Business Officer, was promoted as our Chief Operating Officer and Corporate Secretary, Vijay Chiruvolu, Ph.D., our former Interim Chief Technology Officer, completed his term of service with as our Interim Chief Technology Officer, and Venkat Ramanan, Ph.D., our former Chief Financial Officer, and Michael Burgess, MBChB, Ph.D. our former Interim Chief Medical Officer, tendered their respective resignations. Following the October Restructuring, Dr. Ramanan continues to provide limited advisory services to us and Dr. Burgess continues to serve as a non-employee director on our board of directors.

Nasdaq Compliance

On September 27, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the 11“Minimum Bid Requirement”). Our failure to comply with the Minimum Bid Requirement was based on our common stock per share price being below the $1.00 threshold for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, to regain compliance with the Minimum Bid Requirement.

On March 27, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). Our securities will be transferred to the Capital Market at the opening of business on March 31, 2025. Our common stock will continue to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

In connection with the Approval, we have been granted an additional 180-day grace period, or until September 22, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period. If we do not regain compliance during this additional grace period, its common stock would be subject to delisting by Nasdaq. As part of its transfer application, we notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, we will implement a reverse stock split, and have filed a proxy statement soliciting a stockholder vote on such reverse stock split. If our stock becomes subject to delisting as a result of our failure to regain compliance with the Minimum Bid Price Requirement by September 22, 2025, we may appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, our common stock would remain listed on the Nasdaq Capital Market pending a written decision by the Nasdaq Hearings Panel following a hearing. In the event that the Nasdaq Hearings Panel determines not to continue our listing and our common stock is delisted from The Nasdaq Capital Market, our common stock may trade on the OTC Bulletin Board or other small trading markets, such as the pink sheets.

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

Our Chief Operating Officer and Corporate Secretary, Saryah Azmat, brings over 10 years of experience in biopharmaceutical business development, corporate strategy and capital formation at Bristol Myers Squibb and Putnam Associates.

Since our inception, we have raised $449.8 million in capital, including approximately $172.0 million from preferred stock financings and $190.0 million in non-dilutive payments from strategic partnerships and most recently, raised $80.0 million with gross proceeds from the Company's initial public offering completed on July 25, 2023(the "IPO") and $7.8 million from the exercise of the underwriters option to purchase additional shares in the IPO.

Our Historical Platform and Product Candidates

We were previously developing next generation TIL therapies for the potential treatment of multiple solid tumors. Our innovative Selected TIL approach focuses on selecting and expanding the most potent tumor-reactive T cells to overcome the limitations of bulk TILs. This approach expands upon work conducted in academia that demonstrated improved clinical responses for certain selected TILs in solid-tumor types where bulk TILs have shown limited to no objective responses in clinical trials to date.

Our pipeline included two Selected TIL therapy programs, neither of which is in active clinical development, each program targeting multiple solid tumors: TIDAL-01 for the treatment of breast cancer, colorectal cancer, uveal melanoma, cutaneous melanomas, non-cutaneous melanomas and solid tumors, and TIDAL-02 for the treatment of solid tumors.

Previously, our Selected TIL product candidate, TIDAL-01, was being evaluated as treatment for multiple tumor indications in three Phase 1b clinical trials, including a multi-site trial for the treatment of breast cancer, colorectal cancer, and uveal melanoma, and two investigator sponsored trials with Moffitt, in colorectal cancer, head and neck cancer, and cutaneous melanomas and non-cutaneous melanomas. In January 2025, we made the decision to discontinue all clinical studies evaluating TIDAL-01 as a potential treatment for solid tumors.

Investigator sponsored trials are clinical trials where the investigator of the trial is also the “sponsor” of the trial for regulatory purposes. An “investigator” conducts clinical investigations and is the person under whose immediate direction the study drug is administered or dispensed to patients. A “sponsor” initiates and takes responsibility for a clinical investigation. A person who both initiates and conducts a clinical trial, and is responsible for all regulatory requirements, is designated as a “sponsor-investigator” by the FDA. Clinical investigators at academic medical centers who initiate clinical trials with a lawfully marketed drug to be used in a patient population or indication not within the official labeling often fit within this designation. In addition, as was the case with our investigator-sponsored trials, a company may provide a sponsor-investigator with supply of its unapproved product candidate and funding for the trial. Investigators who initiate and conduct such trials are responsible for obtaining an IND from the FDA and for ensuring compliance with the IND and associated regulatory requirements. As provided by the FDA’s regulations, the sponsor of a clinical trial is responsible for, among other things, selecting qualified investigators, providing them with the information they need to conduct the trial properly, ensuring proper monitoring of the trial, ensuring that the trial is conducted in accordance with the protocols contained in the IND, maintaining an effective IND with respect to the trial, and ensuring that the FDA and all participating investigators are promptly informed of significant new adverse effects or risks with respect to the drug. In contrast, in a company-sponsored trial, the pharmaceutical company whose drug will be studied is the sponsor of the trial and, as such, is responsible for ensuring compliance with all regulatory requirements, including obtaining the IND.

Under our multi-site trial, we controlled all aspects of our trial including, but not limited to, study protocol development, patient selection and enrollment, regulatory interactions, data release, and manufacturing through our industrial contract development and manufacturing organization, or CDMO. Under the investigator sponsored trial, which was fully funded by us, Moffitt was solely responsible for regulatory interactions, trial conduct and manufacture of TIDAL-01 at the Moffitt Cancer Cell Therapy Facility, with input and support from us at Moffitt’s discretion. Investigators at Moffitt were also solely responsible for the design of the trial and patient selection and enrollment, where we remained in close contact with the investigators to provide our input if appropriate. Any data disclosures would be made in collaboration with us and any improvements to the TIDAL-01 manufacturing process were solely at our discretion.

TIDAL-01 was in pre-clinical development to be evaluated in combination with viral immunotherapy for treatment of solid tumors. TIDAL-02 was in pre-clinical development designed for treatment of solid tumor indications that are distinct from and complementary to TIDAL-01. In October 2024, in connection with the October Restructuring, our Board of Directors approved a strategic prioritization of Turnstone’s pipeline to focus resources on the continued advancement of the Phase 1 program of TIDAL-01.

Resumption of the development of these product candidates, if that were to occur, would require the expenditure of significant resources and advancement. Thereafter, if development of such product candidates were to be resumed and successfully advanced (of which there can be no assurance), it would be necessary to seek and obtain marketing approval to commercialize such product candidates, which would require the expenditure of significant additional resources and expenses related to regulatory, product sales, medical affairs, marketing, manufacturing and distribution.

Manufacturing

We previously established both internal and external technical operations, manufacturing, quality, and supply chain capabilities to support our pre-clinical and clinical assets. We previously had an operational TIL cell therapy process and analytical development operations at our facility in San Diego, California.

To support our TIDAL product candidate and pipeline programs, we formed deep partnerships across a global network of CDMOs that specialize in bioprocess development, testing, cGMP manufacturing, formulation and filling, packaging, controlled temperature storage, and distribution. For TIDAL-01, this included a close partnership with the Cell Therapy Facility at Moffitt Cancer Center, responsible for cGMP manufacturing, testing, release, and distribution of Selected TIL to the clinical investigators at Moffitt under the investigator sponsored clinical trials, which were discontinued in January 2025.

We had separate partnerships, fully controlled and supervised by us, for the sequencing and peptide manufacturing portions of the TIDAL-01 manufacturing process. In parallel, we completed a technology transfer of the TIDAL-01 Selected TIL manufacturing process to a U.S.-based CDMO. In addition to this core TIL cell therapy manufacturing network, we had a network of contract testing partners to fully enable our quality control and analytical release testing program, for our TIDAL pipeline that was managed by our internal quality control team.

Commercialization

We do not currently have a commercial organization for the marketing, sales, and distribution of products.

If we were to resume development of any product candidates, we would need to build our global commercialization capabilities internally over time such that we are able to commercialize any product candidate for which we may obtain regulatory approval. While we hold global rights to our product candidates, we would expect to selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, significant investment, and a strong emphasis on intellectual property. While we believe that our differentiated scientific expertise in the field of cancer immunotherapy provides us with competitive advantages, we face potential competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, as well as from academic institutions, governmental agencies, and public and private research institutions. Should we resume development of any product candidates, we anticipate that we will face intense and increasing competition as new drugs and therapies enter the market and advanced technologies become available. Many of our competitors, either alone or with their strategic collaborators, have substantially greater financial, technical, and human resources than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These entities also compete with us in recruiting and retaining qualified scientific, manufacturing, and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do.

Collaboration Agreements

Moffitt Collaboration Agreements

Master Collaboration Agreement

In January 2021, we entered into an amended and restated master collaboration agreement, or the Moffitt Agreement, with Moffitt, to amend a then-existing master collaboration agreement from November 2019, as amended March 2020, between Moffitt and our now wholly-owned subsidiary, Myst Therapeutics LLC, with the intent to continue to work collaboratively in the research of cancer immunotherapies. The Moffitt Agreement expired in January 2025.

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

Moffitt granted us an option to obtain, with terms to be negotiated in good faith under commercially reasonable terms, a royalty-bearing, sublicensable exclusive license in the Moffitt Inventions, the TCR Inventions, and/or Moffitt’s interest in Joint Inventions. We could have exercised this option at any time within six months after Moffitt informed us of any new invention, and upon our exercise, the parties would have had a period of six months to negotiate the terms of such exclusive license.

Moffitt Alliance Agreement

In June 2022, we entered into a life science alliance agreement with Moffitt, or the Alliance Agreement, in order to further expand our relationship and support our existing agreements with Moffitt, or the Underlying Agreements. Pursuant to the Alliance Agreement, we had priority access to Moffitt’s scientific research, manufacturing, and clinical capabilities for the development of novel TIL therapies, including expedited clinical trial activation, enhanced patient screening and data sharing, access to Moffitt’s cellular therapies research and development infrastructure, expanded molecular data sets and biospecimens for research, and allocated cGMP manufacturing capacity for our product candidates.

Under the Alliance Agreement, we were obligated to use commercially reasonable efforts to further develop TIL Products (as defined below), to manufacture TIL Products, to obtain regulatory approval for at least one TIL Product in the United States and to commercialize TIL Products in all countries in which regulatory approval for a TIL Product has been obtained. For purposes of the Alliance Agreement, TIL Product meant any pharmaceutical, biopharmaceutical, or biotechnology TIL product that has been developed by us or Moffitt and is advanced into clinical development under an IND sponsored by Moffitt.

Pursuant to the Alliance Agreement, we agreed to pay to Moffitt a total amount of at least $17.5 million, the Alliance Funding Amount, for research, development and manufacturing related services that was to be paid in five equal annual installments on June 1st of each year starting on June 1, 2023. However, the aggregate amount we were to pay to Moffitt for all fees, costs, expenses and other payments pursuant to any Underlying Agreement with Moffitt entered into subsequent to February 7, 2022 could have been credited against the Alliance Funding Amount. This reimbursement amount would be calculated annually at the conclusion of each payment period, and, to the extent our annual aggregate payments to Moffitt exceeded the applicable annual installment amount, we would receive a reduction in the amount due for future installment payments based on a predetermined formula agreed to by the parties.

In connection with the execution of the Alliance Agreement, we issued Moffitt 91,721 shares of our common stock. As partial consideration under the Alliance Agreement, we also agreed to issue Moffitt an additional 366,884 shares of our common stock in the aggregate upon the satisfaction of certain clinical and regulatory milestones with respect to TIL Products. During the twelve months ended December 31, 2023, an additional 91,721 shares of common stock were issued to Moffitt as a result of the achievement of the milestone related to the start of the Phase 1 clinical trial for a TIL Product. In addition, upon achievement of certain thresholds for aggregate net sales of all

TIL Products, we were required to make tiered sales-based milestones payments to Moffitt of up to an aggregate of $50.0 million. With respect to each of the equity and sales milestones described above, TIL Products included any pharmaceutical, biopharmaceutical or biotechnology TIL product that is developed by us or Moffitt and was advanced into clinical development under an IND sponsored by Moffitt.

In connection with a potential strategic transaction, the Company may seek to terminate the Alliance Agreement.

Intellectual Property

As of December 31, 2024, we own or exclusively license 11 issued U.S. patents and 78 issued foreign patents in Australia, Austria, Belgium, Brazil, Canada, China, France, Germany, Great Britain, Hong Kong, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, Netherlands, and Spain. We currently own or exclusively license 17 pending U.S. patent applications, three U.S. provisional applications, two pending international PCT applications, and 74 pending foreign patent applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico, and New Zealand.

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

Other U.S. Healthcare Laws and Compliance Requirements

The healthcare industry in the United States is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may apply to pharmaceutical companies include, without limitation: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal health data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. These laws may impose administrative and compliance burdens on the sales, marketing and other activities of Companies with approved products for market in the United States.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, could be subject to legal challenge and enforcement actions. Violations of any of the federal and state laws described above or any other governmental regulations, may result in significant civil, criminal, and administrative penalties, including, without limitation, damages, fines,imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight pursuant to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of operations.

Additionally, in the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, particularly in light of the recent U.S. Presidential and Congressional elections. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and apply now or could in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Employees and Human Capital Resources

As of March 15, 2025, we employed 14 employees, all of whom are full-time. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good. The Company focuses on and considers to be important human capital objectives, talent development, compensation and retention; employee health and safety; and inclusion and diversity.

Facilities

We have entered into a lease agreement for 19,474 square feet of space for our headquarters in San Diego, California, which expires in May 2025 with an option to extend up to another three years. We believe that our existing facility is adequate to meet our current needs.

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

Other Information

Our website is www. ir.turnstonebio.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information with the SEC. We make copies of these reports and other information available free of charge through our website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing, and the website addresses are provided only as inactive textual references.

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

Risks Related to Our Strategic Review Process

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and any strategic transactions that we may consummate in the future could have negative consequences.

On January 30, 2025, following a comprehensive evaluation of the Company’s business and the status of the Company’s programs, resources, and capabilities, the Board approved the discontinuation of all clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. As a result, we initiated process to explore and review strategic alternatives focused on maximizing stockholder value.

We expect to devote substantial time and resources to exploring strategic alternatives that our Board believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our Board has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business. Our ability to pursue or consummate strategic transactions also depends upon our ability to retain certain of our employees, the loss of whose services may adversely impact the ability to identify, negotiate and consummate such transaction. If we are unable to successfully retain certain of our key remaining personnel, we are at risk of a disruption to our exploration and consummation of one or more strategic transactions.

In addition, potential counterparties in a strategic transaction involving us may place minimal or no value on our assets and our public listing. Further, should we resume the development of future product candidates, such as one or more of the programs in our pipeline for which we halted further development in October 2024 and January 2025,the development and any potential commercialization of our future product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources to resume or continue development of our future product candidates and may attribute little or no value, in such a transaction, to our future product candidates.

In addition, any strategic transactions that we may pursue could have a variety of negative consequences, and we may enter into a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

If we are not successful in setting forth a new strategic path for us, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of us could cause our stock price to fluctuate significantly.

Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, we may fail to realize all or any of the anticipated benefits of any such transaction, such benefits may take longer to realize than expected, we may encounter integration difficulties, or we may be exposed to other operational and financial risks.

Our ability to realize the anticipated benefits of any potential strategic transaction will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for portions of our business, if divested, and our ability to generate future stockholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

The negotiation and consummation of any potential strategic transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, increased near-term and long-term expenditures, exposure to unknown liabilities, higher than expected acquisition or integration costs, incurrence of substantial debt or dilutive issuances of equity securities to fund future operations, including financings in connection with a strategic transaction, write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges, increased amortization expenses, difficulty and cost in combining the operations and personnel of any acquired or acquiring business with our operations and personnel, impairment of relationships with key suppliers or customers of any acquired or acquiring business due to changes in management and ownership, inability to retain our key employees or any acquired or acquiring business and possibility of future litigation. Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.

We are currently subject to certain contractual and regulatory obligations and commitments. In connection with our comprehensive exploration of strategic alternatives, we may seek to negotiate with third parties in order to reduce or eliminate such obligations and commitments. Our ability to successfully negotiate such obligations or commitments on favorable terms, or at all, or our ability to satisfy any such obligations may impact our ability to pursue a strategic transaction on terms favorable to us, the resulting value to stockholders in a strategic transaction or the cash available for distribution to our stockholders in the event of our dissolution. We may also incur substantial costs in connection with or as a result of such negotiations or termination of any of our commitments. There can be no assurance that we will be successful in negotiating to reduce or eliminate any of our existing contractual or regulatory obligations and commitments, or that we will be able to satisfy any such obligations on a timetable that will allow us to maximize potential value to our stockholders.

We may become involved in litigation, including securities class action litigation, that could divert our management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Condition and Capital Requirements

We have limited operating history, have incurred substantial net losses and anticipate that we will continue to incur net losses for the foreseeable future.

We are a biotechnology company with a limited operating history. We are a biotechnology company that, until recently, was previously developing a differentiated approach to tumor infiltrating lymphocytes (TIL) therapy by selecting and expanding the most potent tumor-reactive T cells, which we refer to as Selected TILs, for potential treatment across the majority of solid tumors. In February 2025, we made the decision to discontinue all clinical studies of our program, TIDAL-01, and initiated a process to explore strategic alternatives focused on maximizing stockholder value. Since inception, we have incurred significant operating and net losses. We incurred a net loss of $70.8 million and $55.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $247.6 and $176.8 million, respectively. We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives.

Should we resume development activities in the future, we expect that research and development costs would increase significantly and we would continue to incur significant expenses and operating and net losses, as we continue our research and development of our Selected TIL or other future programs, and seek regulatory approvals for our product candidates.

Should we resume the development activities in the future, we anticipate that our expenses will increase substantially if, and as, we:

•
continue the development of any product candidate;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials, if any;

•
increase the amount of research and development activities to identify and develop Selected TIL or other future product candidates;
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

To become and remain profitable, we and any current or potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including should we resume development of our product candidates or any future product candidate, completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products if we obtain marketing approval, obtaining market acceptance for such products and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and the price or of common stock, and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Even if we succeed in commercializing one or more of our product candidates, should we resume development of our product candidates or any future product candidate, we will continue to incur substantial research and development and other expenditures to develop and market such product candidates. We also may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ (deficit) equity and working capital.

If we decide to resume development of our product candidates or any future product candidate, we will require additional capital, and may be unable to obtain necessary capital on acceptable terms, or at all, which will force us to delay, reduce or eliminate product development programs.

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships,and successfully manufacturing and commercializing products and product candidates is expensive. If we resume development of our product candidate or any future product candidate, we will need to raise additional capital to resume the development of TIDAL-01 and potentially in-license or acquire other product candidates.

In February 2025, we made the decision to discontinue all clinical studies evaluating TIDAL-01 as a potential treatment for solid tumors and initiate a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. Should we resume development of our product candidate or future product candidates, we expect to continue to spend substantial amounts of cash to conduct further research and development, preclinical studies and clinical trials of our product candidates and future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products if we receive regulatory approval.

As of December 31, 2024, we had approximately $28.9 million in cash and cash equivalents. Based on our current operating plan, we believe that this amount is sufficient to fund the Company' s operations for at least the next 12 months after the date the audited consolidated financial statements are filed with the SEC. In October 2024, the October Restructuring. While the October Restructuring was completed in the fourth quarter of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the October Restructuring. After taking into account the discontinuation of our clinical development programs, October Restructuring and comprehensive exploration of strategic alternatives, we expect that our current unrestricted cash and cash equivalents will be sufficient to fund our currently anticipated operating plan for at least the next 12 months. In connection with the termination of all ongoing clinical programs, our research and development expenses have decreased. However, we expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. Should we resume development activities in the future, we expect that research and development costs would increase significantly. It is possible that the assumptions upon which we have based this estimate may prove to be wrong, and we could use our capital resources sooner than we presently expect.

Should we resume development of our product candidate or any future product candidates, our future capital requirements will depend on many factors, including:

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

Should we resume development of our product candidates or any future product candidates, we will be required to undertake significant additional preclinical or clinical development before we are able to seek regulatory approval for and launch a product commercially.

Our current and any future product candidates will require significant preclinical or clinical development, regulatory review and approval in one or more jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We may not have the financial resources to continue development of, or enter into new collaborations for, any product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

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

Should we resume development of our product candidates or future product candidates, if we are unable to successfully complete clinical development, obtain regulatory approvals for our product candidates or future product candidates, our commercial opportunity could be limited which could adversely affect our business, results of operations and financial condition.

Developing, obtaining marketing approval for, and commercializing any product candidates will require substantial additional funding and will be subject to the risks of failure inherent in medical product development. Should we resume development of our product candidates or future product candidates, we may not be able to successfully advance any such product candidates or any additional product candidates through the development process.

Even if we obtain approval from the FDA or comparable foreign regulatory authorities to market any product candidates, any such product candidates may not be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize any product candidates, our commercial opportunity may be limited and our business, results of operations and financial condition may be adversely affected.

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia and the conflict in the Middle East, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we may rely to conduct certain aspects of preclinical studies or clinical trials.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, fluctuations in interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of any product candidates we may develop, delayed ability to obtain patents and other intellectual property protection, weakened demand for any product candidates we may develop, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Our ability to use our net operating loss carryforwards to offset future income could be subject to limitation.

As of December 31, 2024, we had approximately $77.0 million of U.S. federal and $9.4 million of state net operating loss, or NOL, carryforwards. Our U.S. federal NOL carryforwards can be carried forward indefinitely, but use of such carryforwards is limited to 80% of taxable income. If not utilized, our state NOL carryforwards will begin to expire at various dates beginning in 2038. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities if we are not able to generate sufficient taxable income to utilize our state NOL carryforwards before they expire. We have recorded a full valuation allowance related to our carryforwards due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We employ a portion of our workforce, in Ottawa, Canada. Owing to such employment, fluctuations in exchange rates between the U.S. dollar and the Canadian dollar may adversely affect our business and financial condition. As a result, our business and the price of our common stock may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

Risks Related to Our Operations and the Development and Commercialization of Potential Product Candidates

Should we resume development of our product candidates or any future product candidates, we will need to grow the size of our organization, and we may experience difficulties in managing this growth, which could adversely affect our business.

As of March 15, 2025, we had 14 full-time employees. Should we resume development of our product candidates or any future product candidates, we will need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize any product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth. Our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We have historically relied on, and should we resume development of any product candidate expect to continue to rely on, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including contract manufacturers and companies focused on antibody development and discovery activities. The services of independent organizations, advisors and consultants may not continue to be available to us on a timely or cost-efficient basis when needed, and we may not be able to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees, consultants and contractors as necessary, we may not be able to successfully implement the tasks necessary to develop and commercialize our current or any future product candidates, if approved, and, accordingly, may not achieve our research, development and future commercialization goals, which could adversely affect our business.

Our internal information technology systems, or those of our third-parties with whom we regularly work, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability, and could adversely affect our business, results of operations and financial condition.

We are increasingly dependent upon information technology systems to operate our business. In the ordinary course of business, we collect, store transmit, and otherwise process confidential and other sensitive information (including, but not limited to, intellectual property, confidential and proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of all such information. We also have outsourced elements of our operations to third parties, and as a result we manage a significant number of third-party contractors who have access to our confidential and other sensitive information. The reliance on third parties could introduce new cybersecurity risks and vulnerabilities, such as risks from supply chain attacks.

Despite the implementation of security measures, given the size and complexity and the increasing amounts of confidential and other sensitive information that our information technology systems maintain, such systems and those of third-parties with whom we work are potentially vulnerable to attack, breakdown, damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, malicious code, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our information technology system infrastructure or lead to data leakage. In particular, severe ransomware attacks are becoming increasingly prevalent and remote work increases our susceptibility to compromise. Furthermore, because the techniques used to obtain unauthorized access to, or to otherwise disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or other sensitive information, we could experience liability, reputational damage and other adverse consequences (including delays in the development and commercialization of our current product candidates or any future product candidates, should such activies resume).

We and certain of our service providers have been and remain from time to time subject to cyberattacks and security incidents. While we have implemented security measures designed to detect and mitigate vulnerabilities, our data protection efforts and our investment in information technology have at times in the past and may not always in the future prevent cyber incidents in our systems and those of our third-parties with whom we work that could adversely affect our business, results of operations and financial condition. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and, should we resume development of such product candidates or any future product candidates, the development of our product candidates could be delayed. In addition, should we resume development of our product candidates or any future product candidates, the loss of clinical trial data for any of such product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of or security breaches in our internal information technology systems and those of our third-parties with whom we work could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential or other sensitive information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could adversely affect our business, results of operations and financial condition. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Additionally, future or past business transactions (such as mergers, acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Should we resume development of our product candidates or any future product candidates, our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could adversely affect our business, results of operations and financial condition.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to (1) comply with the laws of the FDA or comparable foreign regulatory authorities, (2) provide true, complete and accurate information to the FDA or comparable foreign regulatory authorities, (3) comply with manufacturing standards we have established, (4) comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or (5) report financial information or data accurately or to disclose unauthorized activities to us. If, should we resume development of our product candidates or any future product candidate, we obtain FDA or comparable foreign regulatory authorities’ approval of any of such product candidates and begin commercializing those products in the United States or abroad, our potential exposure under such laws would increase significantly, and our costs associated with compliance with such laws would also be likely to increase. These laws may impact, among other things, our potential activities with principal investigators and research patients, as well as any potential future sales, marketing and education programs. It is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in any of the following: the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

Should we resume development of our product candidates or any future product candidates, if product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit future commercialization of our product candidates, if approved, which could adversely affect our business, results of operations and financial condition.

Should we resume development of our product candidates or any future product candidates, we would face an inherent risk of product liability as a result of testing our product candidates, including our current and any of our future product candidates in clinical trials and would face an even greater risk if we commercialize any products, if approved. For example, should we resume development of our product candidates or any future product candidates, we may be sued if such product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims could include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Should we resume development of our product candidates or any future product candidates, claims also could be asserted under state consumer protection acts. Product liability claims could delay or prevent completion of our development programs. If we cannot successfully defend ourselves against product liability claims, we would incur substantial liabilities or be required to limit future commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
decline in our stock price.

Should we resume development of our product candidates or any future product candidates, our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the future commercialization, if approved, of such products we develop alone or with collaborators. We would need to obtain additional insurance for clinical trials as our current pre-clinical and any future pre-clinical programs enter the clinical development phase. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies also may have various deductibles and exclusions, and we may be subject to a product liability claim for which we have no coverage. We may need to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, enforcing such indemnification provisions may cause diversion of management’s time and our resources and such indemnification may not be available or adequate should any claim arise.

Should we resume development of our product candidates or any future product candidates, if we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could adversely affect our business, results of operations and financial condition.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Should we resume development of our product candidates or any future product candidates, our research and development activities would involve the use of biological and hazardous materials and produce hazardous waste products. We generally would contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our future commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures which would be utilized by our third-party manufacturers for handling and disposing of these materials generally would comply with the standards prescribed by these laws and regulations, this may not be the case and we may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes or our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. Although we have environmental liability insurance for our San Diego facility as required by the related lease agreement, we do not currently carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

Our operations are concentrated in one location, and we or the third parties upon whom we depend, may be adversely affected by earthquakes, pandemics or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are predominantly located in San Diego, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, health epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, pandemics or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, the amounts of insurance may not be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed and our clinical trials may be delayed. Any business interruption may adversely affect our business, results of operations and financial condition.

Should we resume development of our product candidates or any future product candidates, the successful development of biopharmaceuticals is highly uncertain.

Should we resume development of our product candidates or any future product candidates, the successful development of biotechnology is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including:

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

In addition, should we resume development of our product candidates or any future product candidates, and any such product candidates are approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs or similar foreign requirements and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. GCPs are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. In addition, there always is the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates following approval, if any, could adversely affect our business, results of operations and financial condition.

Should we resume development of our product candidates or any future product candidates, clinical development involves a lengthy and expensive process, with uncertain outcomes. We may incur significant costs and/or experience delays in completing, or ultimately be unable to complete, the development of our product candidates and future product candidates, including our product candidates.

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
•
we may experience manufacturing failures resulting in a less effective product candidate;
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
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; for example, the process development for TILs is very complicated and requires significant logistics, and any issues with this process could delay any trials;
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

In addition, the FDA’s and comparable foreign regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Should we resume development of our product candidates or any future product candidates, the CTR would apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Should we resume development of our product candidates or any future product candidates, compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Should we resume development of our product candidates or any future product candidates, preclinical development is uncertain and any preclinical programs we pursue may experience delays or generate unfavorable data, and may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, and any of these events would adversely affect our business, results of operations and financial condition.

Before we can commence clinical trials for any future product candidate, we must complete extensive preclinical studies that support an IND submission in the United States, or similar application in other jurisdictions. Any preclinical studies that we pursue may not be completed on a timely basis or have an unfavorable outcome, and the FDA and comparable foreign regulatory authorities may not accept our proposed clinical programs, or the outcome of any preclinical studies that we pursue may not ultimately support the further development of any future product candidates. As a result, we may not be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and submission of INDs or similar applications may not result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

Should we resume development of our product candidates or any future product candidates, changes in product candidate manufacturing, formulation or analytical methods may result in additional costs or delay, which could adversely affect our business, results of operations and financial condition.

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

Should we resume development of our product candidates or any future product candidates, before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates and any future product candidate are both safe, pure and potent, or effective for use in such product candidate’s target indication. Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to generate desired safety and efficacy data despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of our current product candidates or any of our future product candidates or ultimately their approval.

Should we resume development of our product candidates or any future product candidates, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations and financial condition significantly.

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

Should we resume development of our product candidates or any future product candidates, patients in clinical trials may in the future suffer significant adverse events or other side effects not observed in our previous preclinical studies or previous clinical trials. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If significant adverse events or other side effects are observed in any future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable foreign regulatory authorities or an IRB or ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, results of operations and financial condition.

Additionally, should we resume development of our product candidates or any future product candidates, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Other potentially significant negative consequences include that:

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

Should we resume development of our product candidates or any future product candidates, if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected, which could adversely affect our business, results of operations and financial condition.

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

Should we resume development of our product candidates or any future product candidates, interim, initial, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data, and results in one indication may not be predictive of results to be expected for the same product candidate in another indication.

Should we resume development of our product candidates or any future product candidates, from time to time, we may publicly disclose initial preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data is available.

Should we resume development of our product candidates or any future product candidates, from time to time, we may also disclose initial or interim data from our clinical trials. Initial or interim data from these trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available, or that results in one indication may be materially different in another indication for the same product candidate. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if clinical trials show promising early results, clinical trials of the same product candidate in another indication may fail to show similar results, and market acceptance of our product candidate, if approved, may be limited. Adverse differences between interim or initial data and top-line, preliminary, or final data could significantly harm our business prospects. Further, disclosure of interim or initial data by us or by our competitors could result in volatility in the price of our common stock.

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

Due to our limited resources and access to capital, if we resume development of our product candidates or any future product candidates, we will need to prioritize development of certain programs and product candidates;

these decisions may prove to be wrong and may adversely affect our business, results of operations and financial condition.

Because we have limited financial and human resources, should we resume development of our product candidates or any future product candidates, we intend to initially focus on research programs and product candidates for a limited set of indications. For example, we previously focused on the development of our Selected TIL product candidate TIDAL-01 in colorectal cancer, and uveal melanoma. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Should we resume development of our product candidates or any future product candidates, we may for a number of reasons fail to identify viable new product candidates for clinical development from future research programs. If we fail to identify additional potential product candidates, our business, results of operations and financial condition could be adversely affected.

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

Should we resume development of our product candidates or any future product candidates, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other foreign regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We anticipate competing with other companies that are focused on treating disease indications that our product candidates also are focused on treating. A competitor may develop technologies focused on the same disease pathway as our technology or may focus on treating the targeted disease in a completely different manner. Our competitors may also seek and obtain patent rights to their technologies that are similar to ours, and such patent rights may in the future affect the direction of our product development or require us to negotiate a license to such patent rights. To the extent a new drug is developed by a competitor that is more efficacious than any product candidate developed by us, should we resume development of our product candidates or any future product candidates, this could reduce or negate the need for such product candidates. In addition, should we resume development of our product candidates or any future product candidates, while we believe such product candidates may be used in conjunction with existing or emerging standard of care in certain disease indications, as companies continue to improve upon existing standards of care, more efficacious drug therapies could become available, reducing or completely negating the benefit of our product candidates. Should we resume development of our product candidates or any future product candidates, our competitors also may include companies that are or will be developing therapies for the same therapeutic areas that we are targeting within our early pipeline.

Should we resume development of our product candidates or any future product candidates, even if we obtain regulatory approval of such product candidates, the availability and price of our competitors’ products as well as limits on health insurance reimbursements for such product candidates could limit the demand and the price we are able to charge for such product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve such product candidates for use in limited circumstances. Should we resume development of our product candidates or any future product candidates, we believe our ability to successfully compete will depend on our ability to rapidly develop new product candidates, manufacture product supply, successfully enroll patients in clinical trials, gain regulatory approval in target indications, establish collaborations, successfully market and commercialize, and secure and protect intellectual property rights.

Should we resume development of our product candidates or any future product candidates, negative developments in the fields of immuno-oncology and TIL-based immunotherapy could damage public perception of our product candidates and adversely affect our business, results of operations and financial condition.

Should we resume development of our product candidates or any future product candidates, the commercial success of our product candidates will depend in part on public acceptance of the use of cancer immunotherapies and TIL-based immunotherapies. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology and TIL-based immunotherapy that may occur in the future, could result in a decrease in demand for any product candidates that we may develop. These events also could result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies and TIL-based immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs. For example, administration of certain approved CAR-T therapies has been associated with a risk of secondary malignancies.

Future negative developments in the field of immuno-oncology or the biotechnology industry also could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for any of our product candidates.

Should we resume development of our product candidates or any future product candidates, even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and any revenue that we generate from its sales could be limited.

We have never commercialized a product candidate for any indication. Should we resume development of our product candidates or any future product candidates, if our product candidates, or any future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Should we resume development activities in the future, if our product candidates, if approved, do not achieve an adequate level of market acceptance, our business, results of operations and financial condition may be adversely affected.

Risks Related to Our Reliance on Third Parties

Should we resume development of our product candidates or any future product candidates, we have relied and expect to continue to rely on third parties to conduct certain aspects of our preclinical studies, to conduct our clinical trials and to conduct investigator sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, comply with regulatory requirements or terminate the relationship, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

Should we resume development of our product candidates or any future product candidates we expect to continue to depend upon on a significant number of third parties, including independent investigators, to conduct certain aspects of our preclinical studies and our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We also expect to utilize CROs to manage certain aspects of our studies, which would be conducted at third party clinical sites by third party investigators.

Should we resume development of our product candidates or any future product candidates, we expect to continue to need to negotiate budgets and contracts with such third parties, which may result in delays to our development timelines and increased costs. We will rely especially heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over and limited visibility into their day-to-day activities, including with respect to their compliance with the clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements. Upon inspection, such regulatory authorities may determine that any of our clinical trials do not comply with the GCP requirements. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications if at all. In addition, our clinical trials must be conducted with biologic product produced under cGMP or similar foreign requirements and may require a large number of patients, whom we may not be able to recruit.

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

Any third parties conducting aspects of our preclinical studies or our product candidates and future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties and the ability to enforce them, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties also may have relationships with other commercial entities, including our competitors, for whom they also may be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or other similar organizations expires or is terminated, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms, if at all. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a sometimes lengthy transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not adversely affect our business, results of operations and financial condition.

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

Because we expect to rely on third-party manufacturing and supply partners, should we resume development of our product candidates or any future product candidates, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We have historically relied and expect to continue to rely on third-party CDMOs to manufacture some of our preclinical product candidate supplies and to manufacture all of our clinical trial product supplies.

Our preclinical and clinical development product supplies may be limited, interrupted, or not of satisfactory quality or may not continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP or similar foreign requirements outside the United States. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

To the extent that we resume development of our product candidates or begin development of any future product candidates and enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, if at all, we may not be able to develop and commercialize our product candidates successfully, if approved. Also, our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMPs or similar requirements could adversely affect our business in a number of ways, including:

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

Should we resume development activities in the future, any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and ultimately commercialize our product candidate or any potential future product candidate.

Our business model in the past has been to develop and commercialize product candidates in the United States and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of product candidate in the rest of the world. For example, we previously entered into a collaboration agreement with Moffitt in connection for the development of TIDAL-01 and an alliance agreement with Moffitt in order to further expand our relationship and support our existing agreements with Moffitt. We have limited capabilities for product development and do not yet have any capability for commercialization, and may not in the future, should we resume development activities in the future. Accordingly, we may continue to enter into collaborations with other companies in the future to provide us with important technologies and funding for our programs and technology. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation. Any future collaborations we might enter into, including related to development of our product candidates or any future product candidate, should we resume development activities in the future, may pose a number of risks, including the following:

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

If our current collaborations or any other collaborations we might enter into in the future, including related to development of our product candidate or any future product candidate should we resume development activities in the future, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of potential product candidates could be delayed and we may need additional resources to develop a product candidate and our product platform. All of the risks relating to product development, regulatory approval and future commercialization described in this “Risk Factors” section and elsewhere in this Annual Report also apply to the activities of our therapeutic collaborators. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

Additionally, if any collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

If we determine to collaborate in the future with additional pharmaceutical or biotechnology companies for the development and potential commercialization of any potential future product candidate, should we resume development activities in the future, we would face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform or successfully commercialize our products and our business may be materially and adversely affected.

Should we resume development activities in the future, our reliance on third parties, such as manufacturers, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.

Should we resume development of our product candidates or future product candidates, we will need to scale our operations accordingly. For example, if we resume conducting clinical trials of our product candidates, we need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could adversely affect our business, results of operations and financial condition.

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

Should we resume development activities in the future, we may fail to obtain regulatory approval of our product candidates.

The general approach for FDA and equivalent foreign approval of a new biologic is to obtain dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete.

Should we resume development of our product candidates or future product candidates, our clinical trials results may not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Should we resume development of our product candidates or future product candidates, our relationships with healthcare providers and physicians and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Should we resume development activities, we may be subject to healthcare regulation and enforcement by the U.S. federal government and the states in which we will conduct our business if our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal health data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care, particularly in light of the recent U.S. Presidential and Congressional elections. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry, which could have an adverse effect on our business.

Should we resume development activities in the future, obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Should we resume development activities in the future, obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, or comparable regulatory authorities in foreign jurisdictions also must approve the manufacturing, marketing and promotion of the product candidate in those jurisdictions. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In some jurisdictions outside the United States a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products also is subject to approval.

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

Should we resume development activities in the future, even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Should we resume development activities in the future, if any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post- marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMPs and similar requirements outside the United States and GCP requirements for any clinical trials that we conduct post-approval.

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

Should we resume development activities in the future, coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

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

There is significant uncertainty related to third-party payor coverage and reimbursements of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, once approved.

Should we resume development activities in the future, disruptions at the FDA and other national and foreign government and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Our actual or perceived failure (or that of the third parties with whom we work) to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Any failure or perceived failure by us (or the third parties with whom we work) to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

We are or may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA applies to personal information of consumers, business representatives, and employees who are California residents, extending individual privacy rights to California residents and imposing various privacy and security obligations on entities handling personal information subject to CCPA. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amended the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations. Similar laws have passed and have been enacted in Virginia, Colorado, Utah, Iowa and Connecticut and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, the EU and the UK General Data Protection Regulations (respectively, the EU GDPR and UK GDPR; together, the GDPR) each impose strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, and/or the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million under the EU GDPR and £17.5 million under the UK GDPR or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to these fines, supervisory authorities have extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors; the GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms, at significant cost and diversion of management attention, to ensure compliance with the new data protection rules. Europe and other jurisdictions have also enacted laws requiring data to be localized or limiting the transfer of personal information to other countries, which could complicate or prevent efforts to transfer data between countries. These requirements are onerous and our efforts to comply or our failure to comply could adversely affect our business, results of operations and financial condition, including by making us subject to regulatory actions, fines, and other adverse consequences.

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

Risks Related to Our Intellectual Property

Should we resume development activities in the future, our success will depend in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

As of December 31, 2024, we own or exclusively license 11 issued U.S. patents and 78 issued foreign patents in 19 countries. We currently own or exclusively license 17 pending U.S. patent applications, three U.S. provisional applications, two pending international PCT applications, and 74 pending foreign patent applications in 11 other countries. Should we resume development activities in the future, our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

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

Should we resume development activities in the future, we will depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which could adversely affect our business, results of operations and financial condition.

Should we resume development activities in the future, we will be dependent on patents, know-how and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

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

Should we resume development activities in the future, if we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business, which could adversely affect our business, results of operations and financial condition.

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

We may also enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to develop and commercialize our product candidates incorporating the relevant intellectual property.

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

Should we resume development activities in the future, third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Should we resume development activities in the future, our commercial success will depend in part on our ability to research, develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates.

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

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to develop and commercialize our product candidates. In addition, if our product candidates are found to infringe the intellectual property rights of third parties, these third parties may also assert infringement claims against our licensees and other parties with whom we have business relationships, and we may be required to indemnify those parties for any damages they suffer as a result of these claims. If any of these claims succeed, we may be required to pay damages on behalf of those parties or may be required to obtain licenses for the products they use. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Any such license may not be available at all or may not be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow future commercialization of our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to develop and commercialize our product candidates, which could adversely affect our business, results of operations and financial condition.

Should we resume development activities in the future, we may not be successful in obtaining or maintaining necessary rights to develop product candidates on acceptable terms.

Should we resume development activities in the future, because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and should we resume development activities in the future, our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Should we resume development activities in the future, issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

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

Should we resume development activities in the future, changes in patent law in the United States and in other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, should we resume development activities in the future, our success will be heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has enacted and is currently implementing the America Invents Act. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in other situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case of Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could adversely affect our business, results of operations and financial condition.

Should we resume development activities in the future, we may incur substantial costs as a result of litigation or other proceedings relating to patents, and we may be unable to protect our rights to our products and technology.

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

Should we resume development activities in the future, patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

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

As of December 31, 2024, we own or in-license patent applications covering our proprietary technologies and our product candidates that if issued as patents are expected to expire between 2039 and 2044, without taking into account any possible patent term adjustments or extensions. However, the USPTO or relevant foreign patent offices may not grant any of these patent applications. If issued, the patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Further, if issued, the patents may expire before, or soon after, any regulatory protection afforded our first approved product through data and/or market exclusivity in the United States or foreign jurisdictions. Upon the expiration of any such patents, if issued, we may lose the right to exclude others from practicing these inventions. The expiration of these patents also could adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•
the outcome of our exploration of strategic alternatives;
•
should we resume development activities, (i) any delay in identifying additional product candidates from our current and future development programs; (ii) any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings; (iii) adverse results or delays in future clinical trials; and (iv) adverse regulatory decisions, including failure to receive regulatory approval of our product candidates or any future product candidates;
•
adverse development concerning our competitors;
•
adverse developments concerning our manufacturers;
•
failure to meet or exceed the estimates and projections of the investment community, including securities analysts;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, or divestitures;
•
the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•
general trends in our industry or economic and market conditions and overall fluctuations in U.S. equity markets;
•
additions or departures of key scientific or management personnel;
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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially held, in the aggregate, approximately 32.3% of our outstanding common stock.

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

Our common stock is currently listed on the Nasdaq Global Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days (the “Bid Price Requirement”). On September 27, 2024,we received notice (the “Notice”) from the Listing Qualifications Staff of Nasdaq that, because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until March 26, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 26, 2025. If we fail to regain the continued listing requirements of Nasdaq, such as the corporate governance requirements or the Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Bid Price Requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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

Our information security, security management, and risk management functions help identify, assess and manage the Company’s cybersecurity threats and risks. Our information security security management, and risk management functions identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, analyzing reports of cybersecurity threats and threat actors, evaluating our and our industry’s risk profile, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, an incident response plan/policy, a vulnerability management policy, data encryption, network security controls, data segregation, asset management, tracking, and disposal, access controls, systems monitoring, employee training, risk assessments, implementation of security standards/certifications, cyber insurance, and a dedicated cybersecurity staff/officer.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), cybersecurity consultants, and cybersecurity software providers.

We also use third-party service providers to perform a variety of functions throughout our business, such as application providers. We manage cybersecurity risks associated with our use of these providers using measures including risk assessments, reviewing their security assessments, reviewing their written security program, audits, and reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our internal information technology systems, or those of our third parties with whom we work, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability, and could adversely affect our business, results of operations and financial condition”.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee within the board of directors’ is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our contracted IT Director, who has over 24 years of IT management experience for public companies including Synergy Pharmaceuticals, Inc.

Our information security function is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Principal Financial and Accounting Officer and information security function are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our response process to cybersecurity incidents is designed to escalate certain incidents to members of management depending on the circumstances, including the Principal Financial and Accounting Officer. Our Principal Financial and Accounting Officer and others work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the board of directors committee responsible for certain cybersecurity incidents.

The board committee receives periodic reports from our information security function (including our IT Director) concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

In July 2018, the Company entered into a lease agreement for approximately 6,500 square feet of office space in New York, New York. The Company subleased this space in November 2022 until the lease expires in February 2026.

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

Holders of Common Stock

As of March 17, 2025, there were 23,138,896 shares of common stock issued and held by approximately 38 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

None.

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

The Company intends to use the remaining IPO proceeds in pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions.

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

Overview

We are a biotechnology company that was previously focused on developing new medicines to treat and cure patients with solid tumors through a differentiated approach to tumor infiltrating lymphocytes (TIL) therapy by selecting and expanding the most potent tumor-reactive T cells, which we refer to as Selected TILs for potential treatment across the majority of solid tumors. Our previous lead Selected TIL candidate, TIDAL-01, was being developed for the treatment of colorectal cancer, head and neck cancer, and uveal melanoma and two investigator sponsored trials with H. Lee Moffitt Cancer Center and Research Institute, Inc., or Moffitt, across colorectal cancer, head and neck cancer, and uveal melanoma.

Strategic Alternatives

On January 30, 2025, following a comprehensive evaluation of the Company's business and the status of the Company's programs, resources, and capabilities, the Company's Board of Directors, (the Board), approved the discontinuation of all clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions (the "Strategic Alternatives"). As a result, we initiated process to explore and review strategic alternatives focused on maximizing stockholder value.

In addition, Turnstone is reducing its workforce while also implementing further cost-containment and cash conservation measures. The Company intends to retain all employees essential for supporting value-realization as part of its strategic review. As of March 15, 2025, we have 14 employees and will continue reducing headcount as we explore strategic alternatives, maintain compliance with regulatory and financial reporting requirements, and wind-down the Phase 1 clinical trial. The Company expects to record approximately $1.1 million in severance costs during the first quarter of 2025 associated with the workforce reduction.

We have engaged a financial advisor to assist in this process, and along with support from our other advisors,we are exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger,business combination, sale of assets, licensing, or other transactions.Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

October 2024 Restructuring and Transition of Certain Executive Officers

In October 2024, we announced a strategic prioritization of our pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team, (the "October Restructuring"). In connection with the October Restructuring, Saryah Azmat, our former Chief Business Officer, was promoted as our Chief Operating Officer and Corporate Secretary, Vijay Chiruvolu, Ph.D., our former Interim Chief Technology Officer completed his term of service with us as our Interim Chief Technology Officer, Venkat Ramanan, Ph.D. our former Chief Financial Officer, and Michael Burgess, MBChB, Ph.D. our former Interim Chief Medical Officer tendered their respective resignations. Following the October Restructuring, Dr. Ramanan continues to provide limited advisory services to us and Dr. Burgess continues to serve as a non-employee director on our board of directors.

Nasdaq Compliance

On September 27, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). Our failure to comply with the Minimum Bid Requirement was based on our common stock per share price being below the $1.00 threshold for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, to regain compliance with the Minimum Bid Requirement.

On March 27, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). Our securities will be transferred to the Capital Market at the opening of business on March 31, 2025. Our common stock will continue to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

In connection with the Approval, we have been granted an additional 180-day grace period, or until September 22, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period. If we do not regain compliance during this additional grace period, its common stock would be subject to delisting by Nasdaq. As part of its transfer application, we notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, we will implement a reverse stock split, and have filed a proxy statement soliciting a stockholder vote on such reverse stock split. If our stock becomes subject to delisting as a result of our failure to regain compliance with the Minimum Bid Price Requirement by September 22, 2025, we may appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, our common stock would remain listed on the Nasdaq Capital Market pending a written decision by the Nasdaq Hearings Panel following a hearing. In the event that the Nasdaq Hearings Panel determines not to continue our listing and our common stock is delisted from The Nasdaq Capital Market, our common stock may trade on the OTC Bulletin Board or other small trading markets, such as the pink sheets.

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

Macroeconomic and Geopolitical Trends

We continue to actively monitor the impact of various macroeconomic and geopolitical trends, such as high rates of inflation, supply chain disruptions and geopolitical instability on our business. To date, we have not experienced a material financial statement impact or business disruptions, including with our vendors or third parties, as a result of these negative macroeconomic or geopolitical trends. Our business has been, and may continue to be, impacted by the negative macroeconomic and geopolitical trends wherever we have had clinical trial sites, contract manufacturing organizations, or CMOs, facilities or other business operations.

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

Collaboration Agreement

Below is a summary of the key terms for our collaboration agreement. For a more detailed description of our collaboration agreements, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Moffitt Alliance Agreement

Master Collaboration Agreement

In January 2021, we entered into an amended and restated master collaboration agreement, or the Moffitt Agreement, with Moffitt, to amend a then-existing master collaboration agreement from November 2019, as amended March 2020, between Moffitt and our now wholly-owned subsidiary, Myst Therapeutics LLC, with the intent to continue to work collaboratively in the research of cancer immunotherapies. The Moffitt Agreement expired in January 2025.

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

Moffitt Alliance Agreement

In June 2022, we entered into the Alliance Agreement in order to further expand our relationship and support our existing agreements with Moffitt, or the Underlying Agreements. Pursuant to the Alliance Agreement, we will have priority access to Moffitt’s scientific research, manufacturing, and clinical capabilities for the development of novel TIL therapies, including expedited clinical trial activation, enhanced patient screening and data sharing, access to Moffitt’s cellular therapies research and development infrastructure, expanded molecular data sets and biospecimens for research, and allocated cGMP manufacturing capacity for our product candidates.

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

In connection with the execution of the Alliance Agreement, we issued Moffitt 91,721 shares of our common stock. As partial consideration under the Alliance Agreement, we also agreed to issue Moffitt an additional 366,884 shares of our common stock in the aggregate upon the satisfaction of certain clinical and regulatory milestones with respect to TIL Products. During the twelve months ended December 31, 2022, an additional 91,721 shares of our common stock were issued to Moffitt as a result of the achievement of the milestone related to the start of the Phase 1 clinical trial for a TIL Product. In addition, upon achievement of certain thresholds for aggregate net sales of all TIL Products, we are required to make tiered sales-based milestones payments to Moffitt of up to an aggregate of $50.0 million. With respect to each of the equity and sales milestones described above, TIL Products include any pharmaceutical, biopharmaceutical or biotechnology TIL product that is developed by us or Moffitt and is advanced into clinical development under an IND sponsored by Moffitt.

At any time after June 1, 2025, either party may terminate the Alliance Agreement without cause upon sixty days prior written notice to the other party (a “Termination for Convenience”). Upon a Termination for Convenience, the terminating party shall pay to the other party a termination fee in an amount equal to a low double digit percentage of the then remaining Alliance Funding Amount. In connection with a strategic transaction, we may seek to terminate the Alliance Agreement.

Components of Our Results of Operations

Revenue

We do not have any products approved for sale and have not generated any revenue from product sales.
Our revenue to date primarily has been derived from collaboration arrangements, which we have entered into the past, specifically the Takeda Agreement described below.

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

The Takeda Agreement accounted for 100% of our total collaboration revenue for the twelve months ended December 31, 2023.

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

External costs include:

•
clinical trial expenses, including costs of third-party contract research organizations, or CROs, and costs of performing toxicity studies;
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

The table below summarizes our research and development expenses incurred by major development program for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
TIDAL-01	$49,892	$46,960
Other research programs	6,212	13,531
Total research and development	$56,104	$60,491

In connection with the Strategic Alternatives in January 2025, we discontinued all clinical studies evaluating TIDAL-01 and all nonclinical research and manufacturing activities. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates should we resume their development, or when, if ever, material net cash inflows may commence from any such product candidates, should we resume their development, or when, if ever, material net cash flow may commence from any of our product candidates. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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
•
the risks disclosed in the section entitled "Risk Factors" of this Annual Report on 10-K

Should we resume development of our product candidates, we may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authority were to delay our planned clinical trials or require us to conduct pre-clinical or clinical trials beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated expenses and other expenses for outside professional services, including legal, intellectual property, human resources, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation.

Should we resume development of our product candidates, we anticipate that our general and administrative expenses would increase as we increase our headcount to support research activities and development of our product candidates. We also anticipate that we would incur increased expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC and Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley Act compliance expenses, increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other administrative expenses and professional services. We anticipate the additional costs for these services would substantially increase our general and administrative expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other commercialization-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Other Income, Net

Other income, net consists primarily of interest income earned on our short-term investments and foreign currency remeasurement gains and losses.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following tables set forth our results of operations (in thousands):

	Year Ended December 31,
	2024	2023	Change ($)
Collaboration revenue	$—	$19,306	$(19,306)
Operating expenses:
Research and development	56,104	60,491	(4,387)
General and administrative	16,390	17,847	(1,457)
Total operating expenses	72,494	78,338	(5,844)
Loss from operations	(72,494)	(59,032)	(13,462)
Other income, net	1,694	3,546	(1,852)
(Provision) benefit for income taxes	(37)	286	(323)
Net loss	$(70,837)	$(55,200)	$(15,637)

Collaboration Revenue

Collaboration revenue was $0.0 million and $19.3 million during the twelve months ended December 31, 2024 and 2023, respectively, a decrease of $19.3 million, or 100.0%. The change was due to recognition of deferred revenue as a result of the termination of the Takeda Agreement resulting in all remaining deferred revenue recognized by the first quarter of fiscal year 2023.

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands).

	Year Ended December 31,
	2024	2023
Pre-clinical research and development	$6,271	$10,267
Manufacturing	26,505	24,089
Clinical and regulatory	7,003	6,870
Personnel related	16,325	19,265
Total research and development	$56,104	$60,491

Research and development expenses were $56.1 million and $60.5 million during the years ended December 31, 2024 and 2023, respectively, a decrease of $4.4 million, or 7.3%. The decrease was due primarily to a decrease of $4.0 million in pre-clinical research costs and $3.0 million in personnel-related costs due to the October Restructuring, which included the strategic prioritization of our pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team to focus resources on the continued advancement of our Phase 1 program, TIDAL-01, offset by increases of $2.4 million in manufacturing costs. Due to our decision to cease all clinical development and pursue Strategic Alternatives, we expect our research and development expenses to significantly decline.

General and Administrative Expenses

General and administrative expenses were $16.4 million and $17.9 million during the years ended December 31, 2024 and 2023, respectively, a decrease of $1.5 million, or 8.4%. We anticipate that general and administrative expenses will decline as a result of our decision to pursue the Strategic Alternatives.

Other Income (Expense), Net

Other income (expense), net was $1.7 million and $3.5 million during the years ended December 31, 2024 and 2023, respectively, a decrease of $1.8 million, or 51.4% due to a decrease in interest income of $0.8 million due to cash, cash equivalents and short term investments decreasing from $94.8 million at the year ended December 31, 2023 to $28.9 million at the year ended December 31, 2024 as well as a loss on the sale of laboratory equipment of $0.6 million and $0.2 million related to penalties and interest on Canadian withholding tax. We anticipate that this will continue to decrease as we earn less interest income due to the continued decrease in the balance of cash, cash equivalents and short term investments.

Liquidity and Capital Resources

In December 2018, we completed a corporate reorganization pursuant to which Turnstone Biologics Inc. merged with and into Turnstone Biologics Corp., a newly formed Delaware corporation, as the successor company. As a result of this reorganization, we changed our domicile from the country of Canada to the State of Delaware. Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through December 31, 2024.

On February 2, 2025, we announced the Strategic Alternatives discontinuing all clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value. We have devoted, and expect to continue to devote, substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to us, if at all. We expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. If the strategic review process does not result in the consummation of a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation.

As of December 31, 2024, we had $28.9 million in cash and cash equivalents. We have concluded that the balance of cash and cash equivalents will be sufficient to fund our planned expenditures and meet our obligations for the twelve months following the financial statement issuance date without raising additional funding.

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

Funding Requirements

Because of the numerous risks and uncertainties associated with the status of our company and the initiation of our Strategic Alternatives process, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•
the amount of time it takes to complete our Strategic Alternatives process, including completing any potential merger or reverse merger transaction;
•
the amount and cost of legal and professional services required to conduct our Strategic Alternatives process, including fees related to the engagement of a strategic advisor; and
•
our need to continue to operate as a public company;

As of December 31, 2023 and December 31, 2024, we had cash, cash equivalents and short-term investments of $94.8 million and $28.9 million, respectively. We believe that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditures into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Cash used in operating activities	$(67,438)	$(66,152)
Cash provided by (used in) investing activities	78,555	(28,093)
Cash provided by financing activities	11	77,046
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,128	$(17,199)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $67.4 million, primarily due to our net loss of $70.8 million, an increase in our net operating assets and liabilities of $0.1 million, accretion of the premium on short-term investments of $1.9 million and change in the fair value of contingent consideration liability of $0.8 and partially offset by changes in stock-based compensation of $3.7 million, depreciation and amortization expense of $1.8 million, and loss on disposal of property and equipment of $0.5 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $78.6 million, due primarily to $85.5 million in proceeds from the maturities of short-term investments offset by $6.7 million in purchases of short-term investments and $0.2 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2023 was $28.1 million, due primarily to $109.8 million in purchases of short-term investments and $1.3 million in purchases of property and equipment offset by the maturities of $82.5 million of short-term investments and $0.5 million of proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $77.0 million, due primarily to $77.8 in proceeds from our IPO, net of issuance costs and $0.1 million from the exercise of stock options offset by $0.9 million cash payment of contingent consideration related to Myst’s achievement of the first and second milestone under the Myst Merger Agreement. For a more detailed description of the Myst Merger Agreement, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

We have historically entered into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination at the request of either party with less than one year notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. We additionally have contractual obligations for our operating leases for our corporate headquarters and office and laboratory spaces. These obligations are further described in Note 12 to our consolidated financial statements. We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as we are unable to estimate the timing or likelihood of the events that will obligate those payments.

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We could not estimate when such payments will be due, if ever, and none of these events were probable to occur as of December 31, 2024 and December 31, 2023, respectively.

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

We makes estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on the facts and circumstances known at that time. Accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, clinical trial investigational sites and other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other available information. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expenses incurred. Subsequent changes in estimates may result in a material change in accruals.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including evaluating the impact of the overall micro- and macro-economic conditions on the carrying value of our long-lived assets, including property and equipment and operating lease assets. During the year ended December 31, 2023, our stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, we assessed our long-lived assets, including property and equipment and operating lease assets for impairment. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

We recognized long-lived asset impairment charges of $0.0 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

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

Accounting Pronouncements Recently Adopted

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turnstone Biologics Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Turnstone Biologics Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 28, 2025

Turnstone Biologics Corp.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,926	$17,798
Restricted cash	116	116
Short-term investments	—	76,979
Accounts receivable - collaboration agreement	—	194
Prepaid expenses	3,191	4,655
Other current assets	1,987	2,812
Total current assets	34,220	102,554
Other assets, noncurrent	811	1,143
Operating lease right of use assets	933	2,766
Property and equipment, net	4,175	6,352
Total assets	$40,139	$112,815
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$870	$36
Accrued expenses and other current liabilities	6,244	9,909
Operating lease liability, current	1,085	2,025
Total current liabilities	8,199	11,970
Operating lease liability, noncurrent	104	1,189
Other liabilities, noncurrent	369	989
Total liabilities	8,672	14,148
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized, 23,136,617 and 23,099,335 shares issued and outstanding as of December 31, 2024 and 2023, respectively	23	23
Additional paid-in capital	279,241	275,521
Accumulated other comprehensive loss	(202)	(119)
Accumulated deficit	(247,595)	(176,758)
Total stockholders’ equity	31,467	98,667
Total liabilities and stockholders’ equity	$40,139	$112,815

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$—	$19,306
Operating expenses:
Research and development	56,104	60,491
General and administrative	16,390	17,847
Total operating expenses	72,494	78,338
Loss from operations	(72,494)	(59,032)
Other income, net	1,694	3,546
Net loss before income taxes	(70,800)	(55,486)
Benefit (provision) for income taxes	(37)	286
Net loss	$(70,837)	$(55,200)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale debt securities	(83)	294
Total comprehensive loss	$(70,920)	$(54,906)
Net loss	$(70,837)	$(55,200)
Less: accretion of preferred stock to redemption value	$—	$(39)
Net loss attributable to common stockholders, basic and diluted	$(70,837)	$(55,239)
Weighted-average shares of common stock outstanding, basic and diluted	23,037,078	11,562,910
Net loss per share attributable to common stockholders, basic and diluted	$(3.07)	$(4.78)

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2022	2,915,757	$3	$20,501	$(413)	$(121,558)	$(101,467)
Proceeds from IPO, net of issuance costs	7,318,275	$7	$75,956			$75,963
Accretion of redeemable convertible preferred stock issuance costs			$(39)			$(39)
Conversion of redeemable convertible preferred stock to common stock due to the IPO	12,493,879	$13	$171,970			$171,983
Issuance of common stock upon Myst milestone achievement	249,992	$—	$2,812			$2,812
Moffitt performance based common stock award	91,721	$—	$—			$—
Exercise of stock options	29,711	$—	$105			$105
Stock-based compensation expense			$4,216			$4,216
Unrealized gain on available-for-sale debt securities				$294		$294
Net loss					$(55,200)	$(55,200)
Balance at December 31, 2023	23,099,335	$23	$275,521	$(119)	$(176,758)	$98,667
Vesting of restricted stock units	8,163	$—				$0
Exercise of stock options	29,119	$—	$44			$44
Stock-based compensation expense			$3,676			$3,676
Unrealized loss on available-for-sale debt securities				$(83)		$(83)
Net loss					$(70,837)	$(70,837)
Balance at December 31, 2024	23,136,617	$23	$279,241	$(202)	$(247,595)	$31,467

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(70,837)	$(55,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,676	4,216
Loss on disposal of property and equipment	528	324
Depreciation and amortization	1,835	2,798
Impairment of long-lived assets	—	1,582
Accretion of premium on short term investments	(1,863)	(2,059)
Change in fair value of contingent consideration liability	(824)	109
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	194	8,534
Prepaid expenses	1,497	426
Other current assets	843	(1,063)
Operating lease liabilities	(192)	(87)
Accounts payable	834	(3,399)
Change in contingent consideration liability	—	(1,477)
Accrued compensation and other accrued liabilities	(3,665)	(1,122)
Other non-current assets	332	(437)
Other non-current liabilities	204	9
Deferred revenue	—	(19,306)
Net cash flows used in operating activities	(67,438)	(66,152)
Investing Activities
Proceeds from maturities of short-term investments	85,500	82,500
Purchase of short-term investments	(6,741)	(109,796)
Proceeds from sale of property and equipment	25	452
Purchases of property and equipment	(229)	(1,249)
Net cash flows provided by (used in) investing activities	78,555	(28,093)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	77,839
Payment of contingent consideration related to Myst milestone	—	(898)
Payments of financing costs	(33)	—
Proceeds from exercise of stock options	44	105
Net cash flows provided by financing activities	11	77,046
Net increase (decrease) in cash, cash equivalents and restricted cash	11,128	(17,199)
Cash, cash equivalents and restricted cash at beginning of the period	17,914	35,113
Cash, cash equivalents and restricted cash at end of the period	$29,042	$17,914
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	196	100
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accretion of redeemable convertible preferred stock	—	39
Equipment sales included in other current assets	18	—
Equipment purchases included in accrued expenses	—	535
Conversion of convertible preferred stock to common stock upon closing of IPO	—	171,983
Issuance of common stock to settle Myst contingent consideration liability	—	2,812

The accompanying notes are an integral part of these consolidated financial statements.

Turnstone Biologics Corp.

Notes to the Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Turnstone Biologics Corp. (the “Company” or “Turnstone”) is a biotechnology company that was focused on developing new medicines to treat and cure patients with solid tumors. Until recently, Turnstone was pioneering a differentiated approach to tumor infiltrating lymphocytes (“TILs”), a clinically validated technology for treating solid tumors. The Company was developing next generation TIL therapies by selecting and expanding the most potent and tumor reactive T cells (“Selected TILs”). The Company's headquarters are located in San Diego, California.

Strategic Alternatives

On January 30, 2025, following a comprehensive evaluation of the Company’s business and the status of the Company’s programs, resources, and capabilities, the Company’s Board of Directors (“Board”) approved the discontinuation of all clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions ("Strategic Alternatives").

In addition, Turnstone is reducing its workforce while also implementing further cost-containment and cash conservation measures. The Company intends to retain all employees essential for supporting value-realization as part of its strategic review. As of March 15, 2025, the Company has 14 employees and will continue reducing headcount as the Company explores strategic alternatives, maintains compliance with regulatory and financial reporting requirements, and winds-down the Phase 1 clinical trial. The Company expects to record approximately $1.1 million in severance costs during the first quarter of 2025 associated with the workforce reduction.

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

Initial Public Offering

On July 25, 2023, the Company completed its initial public offering pursuant to which it issued and sold an aggregate of 6,666,667 shares of common stock at a price to the public of $12.00 per share. Aggregate net proceeds to the Company were $68.7 million after deducting underwriting discounts and commissions of $5.6 million and other offering expenses of $5.7 million. On August 15, 2023, the underwriters exercised their option to purchase an additional 651,608 shares of common stock at $12.00 per share. Aggregate net proceeds to the Company were $7.3 million after deducting underwriting discounts and commissions of $0.5 million. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In connection with the closing of the IPO, the Company filed its Amended and Restated Certificate of Incorporation which provides that the authorized capital stock of the Company is 500,000,000 shares consisting of 490,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, both with a par value of $0.001 per share.

Nasdaq Compliance

On September 27, 2024, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Requirement.

On March 27, 2025, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Company’s securities will be transferred to the Capital Market at the opening of business on March 31, 2025. The Company’s common stock will continue to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

In connection with the Approval, the Company has been granted an additional 180-day grace period, or until September 22, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period. If the Company does not regain compliance during this additional grace period, its common stock would be subject to delisting by Nasdaq. As part of its transfer application, the Company notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, it will implement a reverse stock split, and has filed a proxy statement soliciting a stockholder vote on such reverse stock split. If the Company’s stock becomes subject to delisting as a result of the Company’s failure to regain compliance with the Minimum Bid Price Requirement by September 22, 2025, the Company may appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, the Company’s common stock would remain listed on the Nasdaq Capital Market pending a written decision by the Nasdaq Hearings Panel following a hearing. In the event that the Nasdaq Hearings Panel determines not to continue the Company’s listing and the Company’s common stock is delisted from The Nasdaq Capital Market, the Company’s common stock may trade on the OTC Bulletin Board or other small trading markets, such as the pink sheets.

Liquidity and Capital Resources

Going Concern

On February 2, 2025, The Company announced the Strategic Alternatives discontinuing all clinical studies evaluating TIDAL-01 for all indications, and the pursuit of strategic alternatives to enhance and preserve stockholder value. The Company has devoted, and expects to continue to devote, substantial time and resources to exploring strategic alternatives that its Board of Directors believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to the Company, if at all. The Company expects that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that the Company will make any cash distributions to our stockholders. If the strategic review process does not result in the consummation of a strategic transaction, the Company's Board of Directors may decide to pursue a dissolution and liquidation.

As of December 31, 2024, the Company had $28.9 million in cash and cash equivalents. The Company has concluded that the balance of cash and cash equivalents will be sufficient to fund its planned expenditures and meet its obligations for the twelve months following the financial statement issuance date without raising additional funding.

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $70.8 million and $55.2 million for the twelve months ended December 31, 2024 and 2023, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from the IPO completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of December 31, 2024, the Company had an accumulated deficit of $247.6 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

On April 26, 2024 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement ("LSA") with Banc of California ("BOC") for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest at the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s board of directors), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable. As of December 31, 2024, no amounts have been drawn under the LSA (see Note 8 - Term Loan for additional information).

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should we resume development of our product candidates or future product candidates, such product candidates will require significant additional research and development efforts, including non-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance and reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. Summary of Significant Accounting Policies

Basis of Presentation of Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Security and Exchange Commission ("SEC"). Certain prior period amounts reported in the Company’s consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Segment Reporting

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM is the Company's chief executive officer, Dr. Sammy Farah. The Company views its operations as and manages its business in one operating segment, which is the business of developing and commercializing therapeutics. Segment information is further described in Note 13—Segments to these consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and highly liquid investments that are readily convertible to cash and that have an original maturity of three months or less from date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease as of December 31, 2024 and 2023. Restricted cash was approximately $0.1 million as of December 31, 2024 and 2023, respectively.

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

The Company assesses its available-for-sale securities under the available-for-sale security impairment model in ASC Topic 326, Financial Instruments—Credit Losses (“ASC 326”) as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders' equity.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which is five years for laboratory equipment and furniture. Leasehold improvements are amortized over the shorter of the useful life or the remaining term of the lease.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options and restricted stock units, ("RSUs"), by estimating the fair value on the date of grant. The fair value of RSUs granted to employees is the closing price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The fair value of RSUs granted to employees is the closing price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense, over the requisite service period, based on the vesting provisions of the individual grants. Generally, the Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company accounts for forfeitures when they occur.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, including evaluating the impact of the overall micro- and macro-economic conditions on the carrying value of its long-lived assets, including property and equipment and operating lease assets. During the twelve months ended December 31, 2024 and 2023, the Company's stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, the Company assessed its long-lived assets, including property and equipment and operating lease assets for impairment. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

The Company recognized long-lived asset impairment charges of $0.0 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively (See Note 4—Property and Equipment, Net).

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

• the anticipated reversal or expiration dates of deferred tax assets; and

• tax planning strategies.

The Company has established a valuation allowance to offset its gross deferred tax assets as of December 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits primarily related to net operating loss carryforwards and income tax credits in Canada.

The Company applies ASC 740-10 Income Taxes which requires a two-step approach to recording a tax benefit in the consolidated financial statements. The first step requires an evaluation of the tax position to determine whether it is “more likely than not”, based on the technical merits, that it will be sustained on audit. Provided that the tax position satisfies the recognition step, the Company then measures and records the position at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement of the audit. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no accrued interest and penalties as of December 31, 2024.

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

Foreign Currency

The accumulated other comprehensive loss on the balance sheet includes foreign currency translation adjustments through December 31, 2015 recorded in connection with the change in functional currency from the Canadian dollar to the U.S. dollar. Gains or losses resulting from transactions denominated in foreign currencies are recorded as a component of other income, net within the consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and the amendments have be applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 13 for additional information.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

3. Fair Value of Financial Assets and Liabilities

As of December 31, 2024 and 2023, the Company’s restricted cash which is maintained as collateral in connection with its San Diego facility lease, (See Note 2 – Summary of Significant Accounting Policies for additional information) are valued using Level 1 inputs. The Company’s highly liquid money market funds included within cash equivalents, restricted cash and U.S. treasury securities are valued using Level 1 inputs. The Company classifies its federal agency securities as Level 2. There were no transfers in or out of Level 1 and Level 2 during the periods presented. U.S. treasury securities are bonds issued by the U.S. government and are fully backed by the U.S. government. Given the frequency at which U.S. treasury securities trade and the accessibility of observable, quoted prices for such assets in active markets, they are recognized as Level 1 assets. Federal agency securities are bonds and notes issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Since Federal agency securities typically do not trade as frequently as U.S. government agency securities and no exchange exists to price such investments, they are recognized as Level 2 assets.

The Company had $0.1 million and $0.9 million in contingent consideration liabilities as of December 31, 2024 and 2023, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment and is measured at fair value (see Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$22,159	$—	$—	$22,159
Restricted cash(1)	116	—	—	116
Total financial assets	$22,275	$—	$—	$22,275
Financial liabilities:
Contingent consideration(3)	$—	$—	$92	$92
Total financial liabilities	$—	$—	$92	$92

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$15,635	$—	$—	$15,635
Restricted cash(1)	116	—	—	116
U.S. government securities(2)	76,979	—	—	76,979
Total financial assets	$92,730	$—	$—	$92,730
Financial liabilities:
Contingent consideration(3)	$—	$—	$916	$916
Total financial liabilities	$—	$—	$916	$916

(1)
Restricted cash serves as deposits for the Company’s San Diego office lease as of December 31, 2024 and 2023.
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

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst Therapeutics, Inc. ("Myst") pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	December 31, 2024	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment for first	$92	Discounted cash flow	Likelihood of occurrence	1%
registrational study (see Note 7			Discount rate	25%
- Asset Acquisition for additional information)			Expected term (in years)	3.5

	Fair Value as of
Contingent Consideration Liability	December 31, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment for first	$916	Discounted cash flow	Likelihood of occurrence	10%
registrational study (see Note 7			Discount rate	25%

- Asset Acquisition for additional information)	Expected term (in years)	3.5

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	$916
Changes in the fair value of contingent consideration	(824)
Contingent consideration at December 31, 2024	92

The following tables show the Company’s cash, cash equivalents and available-for-sale securities by significant investment category (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$22,159	$—	$—	$22,159
Restricted cash	116	—	—	116
Total financial assets	$22,275	$—	$—	$22,275
Classified as:
Cash and cash equivalents				$22,159
Restricted cash				116
				$22,275

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$15,635	$—	$—	$15,635
Restricted cash	116	—	—	116
U.S. government securities	76,875	104	—	76,979
Total financial assets	$92,626	$104	$—	$92,730
Classified as:
Cash and cash equivalents				$15,635
Restricted cash				116
Short-term investments				76,979
				$92,730

The Company had no available-for-sale securities at December 31, 2024. As of December 31, 2023, none of the Company's available-for-sale debt securities were in a gross unrealized loss position. While short-term investments are available-for-sale, it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. All short-term investments have maturities of less than one year.

The Company reviews short-term investments for impairment during each reporting period. Credit losses are recognized up to the amount equal to the difference between the fair value and the amortized cost basis and recorded as an allowance for credit losses in the consolidated balance sheets with a corresponding adjustment to earnings. Unrealized losses that are not related to credit losses are recognized in accumulated other comprehensive loss. There were no impairment losses or expected credit losses related to its short-term investments during the twelve months ended December 31, 2024 and 2023.

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Laboratory equipment	$10,053	$11,043
Furniture	690	690
Leasehold improvements	1,308	1,308
	12,051	13,041
Less: Accumulated depreciation and amortization	(7,876)	(6,689)
Total property and equipment, net	$4,175	$6,352

Property and equipment depreciation and amortization expense for the twelve months ended December 31, 2024 and 2023, was $1.8 million and $2.8 million, respectively.

The loss on disposal of property and equipment was $0.5 million and $0.3 million for the twelve months ended December 31, 2024 and 2023, respectively.

During the twelve months ended December 31, 2024 and 2023, the Company's stock price and resulting market capitalization experienced a significant, sustained decline. Accordingly, the Company assessed its long-lived assets, including its property, plant and equipment and operating lease assets for impairment. For its property and equipment, the Company performed a recoverability test by comparing the future cash flows attributable to the property and equipment to the carrying value of the assets assuming an orderly transaction between market participants at the measurement date. Based on this evaluation, the Company determined there is no impairment for the twelve months ended December 31, 2024. For the twelve months ended December 31, 2023, the Company determined that the property and equipment with a carrying value of $7.9 million was no longer recoverable. As a result, the Company recognized an impairment charge of $1.6 million which was calculated as the difference between fair value of the assets and its carrying value. The fair value was based on the indirect cost approach which considers the cost of constructing a new asset less depreciation and obsolescence. The fair value was determined using level 3 inputs. The impairment charge was recorded as research and development expenses in the consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2023.

Following the announcement of our Strategic Alternatives, the Company reclassified its property and equipment as available for sale, and the Company's intention is to complete the sale of these assets within the second quarter of 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Research and development expense	$3,774	$5,675
Professional and consulting expense	545	641
Taxes payable	837	—
Compensation	1,088	3,593
Other current liabilities	—	—
Total accrued expenses and other current liabilities	$6,244	$9,909

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

Accounting Analysis

The Company assessed the promised goods and services under the Takeda Agreement in accordance with ASC Topic 606 Revenue from Contracts with Customers ("ASC 606"), and determined that, at inception, the Takeda Agreement includes the following performance obligations: (i) research, development and manufacturing services under the Development Program for the completion of clinical trials through Phase 2a for RIVAL-01 and a co-exclusive license to exploit RIVAL-01 (“Development Program Performance Obligation”); and (ii) research and development services under the Discovery Program to identify and optimize four Selected Discovery Candidates for further development (“Discovery Program Performance Obligation”). The individual promises under the Development Program including research, development, manufacturing for clinical trials, and the co-exclusive license to RIVAL-01 are not individually distinct as they represent inputs into a combined output of advancing RIVAL-01 through the Phase 2a clinical trial. Therefore, all promises under the Development Program represent a single performance obligation. Similarly, the research and development services under the Discovery Program represent a single research program aimed at generating four Selected Discovery Candidates and therefore represents a single performance obligation. The Development Program promises are distinct from the promises under the Discovery Program, as the benefits under each program are separately identifiable. Each program has a separate work plan and the promises to be provided under the Development Program do not relate to the promises to be provided under the Discovery Program.

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

Costs incurred relating to the Takeda Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs have been included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 and in prior years.

The Company recognized the remaining deferred revenue balance during the three months ended March 31, 2023 as the Company concluded that there were no remaining estimated services to be performed associated with the obligations under the Takeda Agreement. The Company recognized collaboration revenue related to the Takeda Agreement for the twelve months ended December 31, 2024 and 2023 of $0.0 million and $19.3 million, respectively. Receivables related to reimbursable costs expected to be received from Takeda for research and development services performed under the Development Program at December 31, 2024 and 2023 were $0.0 million and $0.2 million, respectively.

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

Moffitt granted the Company an option to obtain, with terms to be negotiated in good faith under commercially reasonable terms, a royalty-bearing, sublicensable exclusive license in the Moffitt Inventions, the TCR Inventions, and/or Moffitt’s interest in Joint Inventions. The Company could have exercised this option at any time within six months after Moffitt informed the Company of any new invention, and upon the Company’s exercise, the parties would have had a period of six months to negotiate the terms of such exclusive license.

The Moffitt Agreement expired in January 2025, which was four years from the effective date of the Moffitt Agreement. All activity being performed under the Moffitt Agreement has been transferred to the Alliance Agreement (as defined below).

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

Under the Alliance Agreement, the Company is obligated to use commercially reasonable efforts to further develop TIL Products, to manufacture TIL Products, to obtain regulatory approval for at least one TIL Product in the United States and to commercialize TIL Products in all countries in which regulatory approval for a TIL Product has been obtained. For purposes of the Alliance Agreement, TIL Product means any pharmaceutical, biopharmaceutical, or biotechnology TIL product that has been developed by the Company or Moffitt and is advanced into clinical development under an IND sponsored by Moffitt.

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

Unless earlier terminated, the Alliance Agreement will remain in effect for a term of five years and may be extended for additional periods upon the mutual written consent of both parties. Either party may terminate the Alliance Agreement in the event of (i) the other party’s material breach of the Alliance Agreement that remains uncured after ninety days of receiving written notice of such breach (or in the case of breach of payment obligations, within ten days), (ii) the other party’s insolvency liquidation, or business failure and (iii) a pandemic event resulting in government lockdowns or orders that legally compel such party to cease operations or that result in material disruptions in the available workforce and prevents such party from performing its contractual obligations for a period of more than six months. At any time after June 1, 2025, either party may terminate the Alliance Agreement without cause upon sixty days prior written notice to the other party (a “Termination for Convenience”). Upon a Termination for Convenience, the terminating party shall pay to the other party a termination fee in an amount equal to a low double digit percentage of the then remaining Alliance Funding Amount. Termination or expiry of one or more Underlying Agreements does not affect the term of the Alliance Agreement, which will continue to apply to the remaining ongoing Underlying Agreements.

In connection with a potential strategic transaction, the Company may seek to terminate the Alliance Agreement.

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

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains affiliated with the Company. As of December 31, 2024, Langer is still affiliated with the Company and all 362,960 shares of the Company’s common stock have vested and been released from escrow. This restricted equity grant is accounted for as a compensatory arrangement under ASC Topic 718, Compensation - Stock Compensation ("ASC 718") as continued service is required under the agreement.

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

Within 45 days of the achievement of the initial milestone, which occurred on July 25, 2023, the Company was obligated to pay the Myst Holders an aggregate amount equal to $3.0 million. At the Company’s election, the Company could have paid this consideration in cash or in shares of the Company’s common stock. Pursuant to a letter agreement dated September 11, 2023 between the Company and the former equityholders of Myst regarding the $3.0 million milestone payment that became due and owing to the Myst Holders, the Company agreed to pay $0.2 million in cash to the former optionholders of Myst on or before September 30, 2023, with the remaining $2.8 million payable to Langer in shares of the Company’s common stock. On September 11, 2023, the Company issued Langer 249,992 shares of the Company’s common stock.

Within 45 days of the achievement of the second milestone, the Company was obligated to pay the Myst Holders an aggregate amount equal to $10.0 million. At the Company’s election, the Company could have paid this consideration in cash or in shares of the Company’s common stock. In May 2022, this $10.0 million milestone was achieved and the Company elected to pay $5.0 million in the Company’s common stock and $5.0 million in cash. Pursuant to a letter agreement dated July 25, 2022 between the Company and the former equityholders of Myst regarding the $10.0 million milestone payment that became due and owing to the Myst Holders, the Company agreed to pay to the former optionholders of Myst on or before July 28, 2022, $0.6 million in cash, with the remaining $9.4 million payable to Langer as follows: (i) on or before July 28, 2022, $2.2 million in cash, (ii) on or before July 31, 2022, $5.0 million in shares of the Company’s common stock and (iii) on or before January 10, 2023, $2.2 million in cash. On June 8, 2022, the Company issued Langer 212,203 shares of the Company’s common stock to settle the $5.0 million obligation payable in common stock. The Company then paid the Myst Holders $2.8 million in July 2022, with $2.2 million paid to Langer and $0.6 million paid to the remaining Myst Holders, and the remaining $2.2 million was paid to Langer in January 2023.

Within 45 days of the achievement of the third milestone, the Company is obligated to pay the Myst Holders an aggregate amount equal to $20.0 million. At the Company’s election, the Company may pay this consideration in cash or in shares of its common stock. As part of shutting down the Company's the clinical trials, the Company reassessed the likelihood of achieving this milestone at 10% resulting in a carrying value of $0.1 million (See Note 3—Fair Value of Financial Assets and Liabilities).

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815") and the second and third milestones as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"). In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The adjustment to the fair value of the contingent consideration of $0.8 million and $0.9 million for the twelve months ended December 31, 2024 and 2023, respectively were included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

8. Term Loan

On April 26, 2024 (the "Closing Date"), the Company entered into the LSA, by and among the Company, as borrower, the Company’s wholly owned subsidiary, Myst Therapeutics, LLC together with the Company, the “Loan Parties”) and BOC, as lender. The LSA provides for a revolving credit facility in an aggregate principal amount of up to $20.0 million (the “Revolving Loans”). The Company may request advances at any time the loan is not in default and not to exceed the Revolving Loans limit and may prepay any amounts outstanding at any time with no prepayment penalty. Upon termination of the LSA, whether in connection with acceleration, prepayment in full, or otherwise, the Company is obligated to make a nonrefundable payment of (i) $0.4 million at any time on or prior to the first anniversary of the Closing Date, and (ii) $0.2 million at any time after the first anniversary of the Closing Date but prior to the second anniversary. In addition, the Company is obligated to pay a fee in the event of certain corporate transactions equal to the greater of (i) $50,000 or (ii) 2% of the highest aggregate principal amount outstanding prior to the transaction (the "Success Fee"). The Success Fee is due upon any merger or consolidation, any sale of substantially all of the assets of the Company, or the closing of one or more related financings where aggregate cash proceeds from the sale of equity securities and/or upfront cash proceeds from strategic partnerships is equal to at least $75.0 million and occurs on or before the tenth anniversary of the Closing Date (each a "Success Fee Event"). If the LSA is terminated prior to the payment of the Success Fee, the Company will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event during such ten-year period.

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

As of December 31, 2024, no amounts had been drawn under the Revolving Loans.

The Company incurred $0.1 million of debt issuance costs which were recorded as part of other current assets and will be amortized over the term of the LSA.

9. Stockholders’ Equity

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

Shares of common stock reserved for future issuance consisted of the following:

	December 31,	December 31,
	2024	2023
Common stock options outstanding	2,650,751	3,374,282
Unvested RSUs	37,673	102,945
Shares available for issuance under the ESPP	453,280	222,287
Shares available for issuance under the Plans	3,656,918	1,755,404
	6,798,622	5,454,918

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

2023 Equity Incentive Plan

In July 2023, the Company's board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan” and together with the 2018 and 2016 Plans the "Plans") which became effective upon the date of the IPO. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of the stock option grants under the 2023 Plan is ten years. In general, the awards granted under the 2023 Plan vest over a four-year period from the vesting commencement date. The 2023 Plan does not permit early exercises. The number of shares available for future issuance under the 2023 Plan is the sum of (1) 1,889,435 new shares, plus (2) 712,503 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2023 Plan, and (3) up to 120,949 Returning Shares (as defined in the 2023 Plan), as such shares become available from time to time. The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2024 continuing through January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. There was no limitation for 2025. Following the effectiveness of the 2023 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the Plan.

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2022	2,529,982	$8.86	6.8	$5,886
Options granted	1,028,355	$5.44
Options exercised	(29,711)	$3.49
Options canceled/forfeited	(154,344)	$10.29
Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Options granted	129,165	$2.73
Options exercised	(29,119)	$1.51
Options canceled/forfeited	(823,577)	$8.17
Outstanding — December 31, 2024	2,650,751	$7.33	4.9	$-
Exercisable — December 31, 2024	2,033,388	$8.09	4.0	$-
Vested and expected to vest — December 31, 2024	2,650,751	$7.33	4.9	$-

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.3% - 4.7%	3.9% - 4.8%
Expected term (in years)	5.9 - 6.0	5.8 - 6.2
Dividend yield	0.0%	0.0%
Volatility	94.0%-94.7%	85.8% - 88.2%
Weighted-average exercise price of stock options granted	$2.73	$5.44

The RSU activity under the 2023 Plan is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2022	—	$—
Granted	102,945	$2.71
Cancelled/Forfeited	—	—
Vested/Released	—	—
Outstanding, non-vested as of December 31, 2023	102,945	$2.71
Granted	16,384	$2.75
Cancelled/Forfeited	(73,493)	$2.71
Vested/Released	(8,163)	$2.71
Outstanding, non-vested as of December 31, 2024	37,673	$2.73

The allocation of stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$2,203	$2,274
General and administrative	1,473	1,942
Total stock-based compensation	$3,676	$4,216

The weighted-average grant date fair market value of stock options granted to employees, directors and consultants during the twelve months ended December 31, 2024 and 2023 was $2.14 per share and $4.06 per share, respectively. The total weighted-average grant date fair value of RSUs granted by the Company during the year ended December 31, 2024 and 2023 was $0.1 million and $0.3 million, respectively.

As of December 31, 2024, the Company had unrecognized stock-based compensation expense of $4.3 million and $0.1 million, related to stock options and RSUs respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 3.0 years, respectively.

Restricted Stock

In December 2020, Langer received 725,920 shares as payment related to the Myst Merger Agreement. Of the total issued, the Company restricted 362,960 shares to vest over a four-year period in equal annual installments. As of December 31, 2024, all of these shares have vested.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. There was no limitation for 2025. As of December 31, 2024, there was no enrollment offered to the Company's employees.

11. Income Taxes

The following table represents the components of net loss before income taxes (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(71,081)	$(52,765)
Foreign	281	(2,721)
Loss before provision (benefit) for income taxes	$(70,800)	$(55,486)

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$1	$(522)
State taxes	36	236
Deferred:
Federal	—	—
State	—	—
Total tax provision (benefit)	$37	$(286)

The reconciliation of the expected provision for income tax recovery to the actual provision for income tax expense reported is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Loss before income taxes	$(70,800)	$(55,486)
Statutory rate	21%	21%
Expected income tax recovery	(14,868)	(11,652)
Permanent differences	487	211
Foreign rate differential	17	(149)
Canada ITC credits	—	(715)
Federal R&D credit	(2,246)	(1,776)
Unrecognized tax benefit	-	(13)
State tax	(1,013)	3,348
Myst transaction	14	210
True-ups	360	1,337
Canada SR&ED deferred tax true up	1,686	-
Change in valuation allowance	15,600	9,525
R&D credit carryback claim	—	(612)
Provision (benefit) for income taxes	$37	$(286)

The significant components of the Company’s deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Credits	$14,632	$10,874
Accruals	73	125
Stock compensation	633	898
State taxes	1	1
Right-of-use lease liability	250	680
Intangibles	26,719	20,726
Tax losses	20,476	14,783
Total deferred tax assets	$62,784	$48,087
Deferred tax liability:
Right-of-use lease asset	$(196)	$(588)
Property and equipment	(226)	(734)
Unrealized gains/losses	—	(3)
Total deferred tax liability	$(422)	$(1,325)
Valuation allowance	(62,362)	(46,762)
Net deferred tax assets	$0	$0

As of December 31, 2024, the Company had approximately $77.0 million of U.S. federal and $9.4 million of state net operating loss, or NOL, carryforwards. The Company’s U.S. federal NOL carryforwards can be carried forward indefinitely, but use of such carryforwards is limited to 80% of taxable income. If not utilized, the Company’s state NOL carryforwards will begin to expire at various dates beginning in 2038.

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

In the ordinary course of its business for the U.S. entity, the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The federal Research and Development credit (“R&D Credit”) carryforward as of December 31, 2024 is $9.0 million that will begin to expire in 2042, and the California R&D credit carryforward of $4.0 million as of December 31, 2024 has no expiration date.

As of December 31, 2024, the Company has total uncertain tax benefits of $3.6 million related to the R&D credit, of which $3.3 million is recorded as a reduction of the deferred tax asset related credit carryforward. If the uncertain tax benefits were to be recognized, there would be an impact to the effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions. However, the impact would be immaterial. The Company’s policy is to include interest and penalties related to uncertain tax benefits as other expense.

The aggregate changes in the balances of the Company’s gross unrecognized tax benefits during 2024 were as follows (in thousands):

December 31, 2023	$(2,197)
Increases in balances related to tax positions taken during a prior period	(364)
Increases in balances related to tax positions taken during the current period	(1,042)
Decreases in balances related to tax positions tax during the prior period	—
December 31, 2024	$(3,603)

It is not expected that there will be a significant change in uncertain tax position in the next 12 months.

The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the consolidated financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2021 are open for state and federal tax purposes.

At December 31, 2024, the Canadian Entity had carryforward balances which are available to offset future years’ taxable income. At December 31, 2024, the Company had non-refundable investment tax credits amounting to $7.3 million that begin to expire in 2038 and an SR&ED expenditure pool of $13.8 million that does not expire. During 2024, the Company expects to utilize $0.0 million of non-capital losses and of investment tax credits to offset its 2024 Canada tax liability.

During the year ended December 31, 2024, the Company recorded a liability of $0.2 million that is related to interest and penalties on Canadian withholding tax. The company remains subject to audit by the relevant tax authorities as it relates to Canadian income and withholding taxes.

12. Leases

Operating Leases

The Company leases laboratory and office space for its corporate headquarters located in San Diego, California and office space in New York, New York. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company determines if an arrangement is a lease by considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms may include options to extend or terminate a lease. If the lease includes non-lease components (i.e., common area maintenance) that are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

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

In May 2019, the Company entered into a noncancelable operating lease for approximately 9,423 square feet located at 12 York Street, Ontario, Canada. The term of the lease is five years, starting December 1, 2019, and includes one renewal option for a period of five years. The lease requires the Company to share in prorated expenses and property taxes based upon actual amounts incurred. The lease contains escalating rent clauses which require higher rent payments in future years. The lease expired in November 2024.

In June 2021, the Company entered into a lease agreement for approximately 19,474 square feet of office and laboratory space in San Diego, California. The initial term of the lease is 38 months with one renewal option for a period of 38 months and commenced in March 2022. The lease requires the Company to share in prorated expenses and property taxes based upon actual amounts incurred. The lease contains escalating rent clauses which require higher rent payments in future years.

The Company recorded rent expense of $1.6 million for the twelve months ended December 31, 2024 and 2023, respectively. The table below summarizes the Company’s total lease costs included in its consolidated financial statements, as well as other required quantitative disclosures (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,126	$2,074
Short-term lease costs	—	4
Variable leases costs	—	5
Sublease income	(568)	(477)
Total lease cost	$1,558	$1,606

The present value assumptions used in calculating the present value of the lease payments were as follows:

Year Ended
December 31, 2024
Weighted-average remaining lease term in years	0.86
Weighted-average discount rate	5.22%

The minimum aggregate future operating lease commitments at December 31, 2024 are as follows (in thousands):

Minimum Lease Payments
2025	1,110
2026	104
2027	—
2028	—
2029	—
Total undiscounted lease payments	$1,214
Less: imputed interest	(25)
Total operating lease liability	1,189
Less: current portion of operating lease liability	(1,085)
Operating lease liability, noncurrent	$104

13. Segments

The Company operates and manages its business as one operating segment. The Company's chief operating decision maker, or CODM, is the chief executive officer, Dr. Sammy Farah. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

The CODM uses consolidated net loss to evaluate the Company's spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented.

	Year Ended December 31,
	2024	2023
Collaboration revenue	$—	$19,306
Less:
Research and development - TIDAL-01	35,487	30,549
Research and development - compensation	16,325	19,265
General and administrative	16,289	17,581
Other segment expense(1)	2,713	6,625
Depreciation and impairment expense	1,680	4,318
Other income, net	(1,694)	(3,546)
Provision (benefit) for income taxes	37	(286)
Consolidated net loss	$(70,837)	$(55,200)

(1) includes research and development costs related to TIDAL-02 and other projects.

14. Net Loss per Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include preferred stock, restricted stock, unvested RSUs, and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2024	2023
Restricted stock	—	90,740
Unvested RSUs	37,673	102,945
Options to purchase common stock	2,650,751	3,374,282
Total	2,688,424	3,567,967

15. Restructuring Activities

In October 2024, the Company announced a strategic prioritization of our pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team, to focus resources on the continued advancement of our Phase 1 program, TIDAL-01. We incurred $1.8 million in expenses, with $1.5 million recorded with research and development expenses and $0.3 million recorded with general and administrative expenses in the Statement of Operations, related to employee severance and notice period payments, benefits and related costs in connection with restructuring. The restructuring was completed in the fourth quarter of 2024.

16. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of the years ended December 31, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation and supervision of our Principal Executive Officer and our Principal Financial and Accounting Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10K does not include an attestation report of our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting:

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Our business affairs are managed under the direction of our board of directors (“Board”), which is currently composed of seven members. Five of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market (“Nasdaq”). Our Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of March 1, 2025, and certain information for each of our directors.

Name	Class	Age	Position	Current Term Expires
Non-Employee Directors
Jerel Davis, Ph.D.(2)(3)	Class II	48	Director	2025
William Waddill(1)(2)	Class III	67	Director	2026
Kanya Rajangam, Ph.D.(3)	Class II	51	Director	2025
Rishi Gupta(1)(2)	Class I	47	Director	2027
Robert Gould, Ph.D.(1)(3)	Class I	70	Director	2027
Michael Burgess, MBChB, Ph.D. (4)	Class I	62	Director	2027

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Effective November 1, 2024, Dr Burgess retired and resigned as the Company's Interim Chief Medical Officer. Following his retirement, Dr. Burgess continued to serve as a non-employee director of the Company.

Non-Employee Directors

Michael Burgess, MBChB, Ph.D., age 62, has served as a member of our Board of Directors since June 2021 and he served as our interim Chief Medical Officer from March 2022 to November 2024. Prior to this, Dr. Burgess served as our President of Research and Development from October 2017 to May 2021. Dr. Burgess also served on the board of directors of Synlogic, Inc. (Nasdaq: SYBX) from March 2019 to March 2024. Dr. Burgess served as the Head of Research and Development at Springworks Therapeutics (Nasdaq: SWTX), a biotechnology company engaged in the development of therapies for rare diseases and cancer, from May 2021 to September 2022. Prior to Springworks Therapeutics, Dr. Burgess served in various roles at Bristol-Myers Squibb (NYSE: BMY), a biopharmaceutical company, including as Senior Vice President Cardiovascular, Fibrosis and Immunoscience Development and Senior Vice President Head of Exploratory Clinical and Translation Research from January 2013 to October 2017. Dr. Burgess has an MBChB and a Ph.D. in molecular biology from the University of Bristol. We believe that Dr. Burgess is qualified to serve as our interim Chief Medical Officer and on our Board of Directors based on his leadership roles at a number of biotechnology and pharmaceutical companies.

Jerel Davis, Ph.D., age 48, has served as a member of our Board of Directors since October 2015, and as the chair of our board of directors since December 2018. Upon completion of the Company’s initial public offering, Dr. Davis stepped down as chair of our board of directors and currently serves as the lead independent director of our board of directors. Since June 2011, Dr. Davis has been at Versant Venture Management, LLC, a healthcare investment firm, where he has held the position of managing director since 2015. He has played a critical role in

Versant's company creation strategies and has served on the boards of directors of many public and private biotech companies including BlueRock Therapeutics, Chinook Therapeutics, Inception 5, Graphite Bio (acquired by LENZ Therapeutics), Repare Therapeutics, RayzeBio (acquired by Bristol-Myers Squibb Company) and Northern Biologics. Prior to joining Versant, Dr. Davis was an associate principal at McKinsey & Company in various healthcare markets including the United States, Canada, Europe and China. He received a B.S. in mathematics and biology from Pepperdine University and a Ph.D. in population genetics from Stanford University. We believe that Dr. Davis's broad and extensive experience in the life sciences industry as both an investor of and launching numerous life sciences companies qualifies him to serve on our board of directors.

William Waddill, age 67, has served as a member of our Board of Directors since April 2024. Mr. Waddill also serves on the boards of directors of several other biotechnology and pharmaceutical companies, including as a member of the board of directors of Protagonist Therapeutics, Inc. (Nasdaq: PTGX), a publicly-held clinical-stage biopharmaceutical company, since July 2016, Arrowhead Pharmaceuticals (Nasdaq: ARWR),a publicly-held biopharmaceutical company, since January 2018, and Annexon, Inc. (Nasdaq: ANNX), a publicly-held biopharmaceutical company, since August 2021. From April 2014 to December 2016, Mr. Waddill served as Senior Vice President and Chief Financial Officer, Treasurer and Secretary of Calithera Biosciences, Inc., a publicly-held biotechnology company. From October 2007 to March 2014, he served as Senior Vice President and Chief Financial Officer of OncoMed Pharmaceuticals, Inc., a publicly-held biopharmaceutical company. From October 2006 to September 2007, Mr. Waddill served as the Senior Vice President, Chief Financial Officer of Ilypsa, Inc., a biotechnology company that was acquired in 2007 by Amgen, Inc. He received a B.S. in Accounting from the University of Illinois, Chicago, and a certification as a public accountant (inactive), after working at PricewaterhouseCoopers LLP and Deloitte LLP. We believe that Mr. Waddill is qualified to serve on our Board due to his financial expertise and his extensive experience in the biotechnology field.

Kanya Rajangam, Ph.D., age 51, has served as a member of our Board of Directors since November 2021. Since May 2024, Dr. Rajangam has served as the President, Head of Research and Development and the Chief Medical Officer of Senti Biosciences (Nasdaq: SNTI), a publicly held gene circuit and allogeneic CAR NK cell therapy company. From March 2023 to May 2024, she served as its Head of Research and Development and the Chief Medical Officer of the same, and from July 2022 to March 2023, she served as its Chief Medical and Development Officer.. Since January 2023, Dr. Rajangam has served on the scientific advisory board of Vibe Bio, a privately held rare diseases therapies company. Previously, she served at Nkarta, Inc. (Nasdaq: NKTX) as its Chief Medical Officer from September 2019 to June 2022 and as its Senior Vice President and Chief Medical Officer from December 2018 to September 2019. Previously, Dr. Rajangam was Senior Vice President and Chief Medical Officer at Atara Biotherapeutics, Inc. (Nasdaq: ATRA), a publicly held allogeneic T-cell immunotherapy company, from August 2017 to September 2018, Chief Medical Officer at Cleave Biosciences from December 2016 to July 2017 and Vice President of Clinical Development from June 2015 to December 2016, and Executive Director at Nektar Therapeutics (Nasdaq: NKTR), a publicly held biopharmaceutical company, from March 2015 to May 2015. Prior to that, she held positions of increasing responsibility at Onyx Pharmaceuticals, Inc. from April 2011 to February 2015, at Exelixis, Inc. from January 2008 to April 2011 and at Baxter Healthcare, Inc. from 2006 to 2007. Dr. Rajangam earned a medical degree from St. John's Medical College Bangalore University and subsequently completed her general surgical residency at PGIMER, Chandigarh, India. She received a Ph.D. in biomedical engineering from Northwestern University. We believe that Dr. Rajangam is qualified to serve on our Board of Directors based on her extensive medical expertise and experience leading and managing a number of biotechnology companies.

Rishi Gupta, age 47, has served as a member of our Board of Directors since October 2016. Mr. Gupta is currently a Partner at OrbiMed Advisors LLC, an investment firm. Mr. Gupta currently serves as a director of EnLiven Therapeutics, Inc. since July 2016. Mr Gupta also previously served on the board of directors of Verona Pharma PLC (Nasdaq: VRNA) from July 2016 to January 2024, as well as several private companies. Prior to OrbiMed, Mr. Gupta was a healthcare investment banker at Raymond James & Associates, served as manager of corporate development at Veritas Medicine, and was a summer associate at Wachtell, Lipton, Rosen & Katz. Mr. Gupta received an A.B. in biochemical sciences from Harvard College and a J.D. from Yale Law School. We believe Mr. Gupta is qualified to serve on our board of directors because of his experience in biotechnology investing and his experience serving on the boards of public and private companies.

Robert Gould, Ph.D., age 70, has served as a member of our Board of Directors since January 2019. Dr. Gould has served as a member of the board of directors of Fulcrum Therapeutics (Nasdaq: FULC), a biopharmaceutical company specializing in genetically defined diseases, since June 2016 and also served as President and Chief Executive Officer of Fulcrum Therapeutics from July 2016 to March 2021and as interim Chief Executive Officer from January 2023 to July 2023. He also is on the board of Hemoshear Therapeutics, Rubedo Therapeutics and Faeth Therapeutics. Previously, Dr. Gould has additionally served as member of the board of directors and Chief Executive Officer of Epizyme, Inc. For 4 years he was at the Broad Institute, and for 24 years worked at Merck, Inc. He completed post-doctoral research in neuropharmacology at The Johns Hopkins University, has a Ph.D. in biochemistry from the University of Iowa, and has a B.S. in chemistry from Spring Arbor University. We believe that Dr. Gould is qualified to serve on our board of directors based on his experience leading and managing numerous biotechnology and pharmaceutical companies.

Executive Officers

The following table sets forth the names, ages as of March 1, 2025, and certain information for our executive officers:

Name	Age	Position(s)
Executive Officers
Sammy Farah, M.B.A., Ph.D.	52	President, Chief Executive Officer and Director
Saryah Azmat	36	Chief Operating Officer

Sammy Farah, M.B.A., Ph.D., age 52, has served as our President and Chief Executive Officer and a member of our Board of Directors since October 2015. Prior to joining us, Dr. Farah served as President of Synthetic Genomics Vaccines, Inc. from September 2011 to October 2015 and prior to that, as Chief Business Officer at Immune Design Corp. Dr. Farah also served at Versant Ventures, a global healthcare investment firm, where he specialized in biotechnology investing and new company formation. Dr. Farah has an M.B.A. in finance from the Wharton School at the University of Pennsylvania, a Ph.D. in chemical engineering from Stanford University, a M.S. in biotechnology from Northwestern University and a B.S. in biochemical engineering from the Massachusetts Institute of Technology. We believe that Dr. Farah is qualified to serve on our Board of Directors based on his experience leading, managing, and investing in a number of biotechnology and pharmaceutical companies.

Saryah Azmat, age 36, has served as our Chief Operating Officer since October 2024, and she previously served as our Chief Business Officer from February 2021 until October 2024. Prior to this, Ms. Azmat served as our Senior Vice President, Business Development and Corporate Strategy from November 2019 to January 2021. Prior to joining us, Ms. Azmat served in various roles at Bristol-Myers Squibb (NYSE: BMY), a biopharmaceutical company, including as Business Development Director, Business Development Manager, Business Development Associate Director, and Business Development Associate from February 2014 to October 2019. Ms. Azmat has a B.A. in engineering sciences and a B.E. in biomedical engineering from Dartmouth College.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee performs several functions, including, among other things:

•
helping our Board of Directors oversee our corporate accounting and financial reporting processes;
•
managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing related person transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm, that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•
approving, or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

The Audit Committee is composed of three directors: Mr. Waddill, Dr. Gould and Mr. Gupta, with Mr. Waddill serving as chair. The Audit Committee met five times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at https://ir.turnstonebio.com.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards) and under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and Rule 10A-3 under the Exchange Act.

The Board of Directors has determined that Mr. Waddill qualifies as an “audit committee financial expert” within the meaning of the SEC regulations and meets the financial sophistication requirements of the applicable listing standards of Nasdaq. In making this determination, our board has considered Mr. Waddill's formal education and previous and current experience in financial and accounting roles. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Code of Ethics

The Company has adopted the Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at https://ir.turnstonebio.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires that our executive officers, directors and 10% stockholders file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year. Based solely on our review of forms we received and written representations of our executive officers, directors and 10% stockholders, we believe that during our fiscal year ended December 31, 2024, all Section 16(a) filing requirements were satisfied on a timely basis, other than except that, due to administrative oversights: Each of Dr. Davis, Dr. Gould, Mr. Gupta, Dr. Rajangam, and Mr. Waddill failed to timely file one report, of one transaction per report.

Item 11. Executive Compensation.

The Company is currently a smaller reporting company and therefore remains eligible to take advantage of smaller reporting company reporting requirements, including the reduced disclosure obligations regarding executive compensation. The Company has elected to take advantage of the reduced compensation disclosure obligations available to smaller reporting companies.

Under these rules, we are required to provide compensation disclosure for (i) our principal executive officer, (ii) the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2024 and (iii) up to two additional individuals who would have been in (ii) above but for the fact that they were not serving as executive officers as of December 31, 2024. For 2024, our named executive officers are:

•Sammy Farah, M.B.A., Ph.D., our President and Chief Executive Officer;

•Saryah Azmat, our Chief Operating Officer;

•Venkat Ramanan, Ph.D., our former Chief Financial Officer(1).

•Michael Burgess, MBChB, Ph.D., our former interim Chief Medical Officer(2).

(1) Effective October 25, 2024, Dr. Ramanan resigned as the Company's Chief Financial Officer.

(2) Effective November 1, 2024, Dr. Burgess retired and resigned as the Company's Interim Chief Medical Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023, as applicable:

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Sammy Farah, M.B.A., Ph.D.	2024	618,700	—	—	12,750	(4)	631,450
President, Chief Executive Officer and Diretor	2023	531,738	302,876	275,442	13,700	(4)	1,123,756
Michael Burgess, MBChB, Ph.D.(3)	2024	510,727	—	—	—		510,727
Former Interim Chief Medical Officer	2023	493,323	22,355	185,183	—		700,861
Saryah Azmat	2024	426,900	—	—	—		426,900
Chief Operating Officer	2023	405,604	110,442	155,322	—	(5)	671,368
Venkat Ramanan, Ph.D.	2024	441,539	—	—	585	(5)	442,124
Former Chief Financial Officer	2023	436,256	90,882	166,986	9,900	(5)	704,024

(1)
In accordance with SEC rules, amounts reported in the column represent the aggregate grant date fair value of the stock options granted to our named executive officers, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 2 to our audited financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024.
(2)
Amounts shown represent annual performance-based bonuses which are determined based upon the achievement of a combination of personal and company performance. For more information, see the subsection below titled “—Narrative to the Summary Compensation Table—Annual Incentive Compensation.”
(3)
Effective November 1, 2024, Dr. Burgess retired and resigned as the Company's Interim Chief Medical Officer. Dr. Burgess continued to serve as a non-employee director of the Company.

(4)
Represents employer contributions to the 401(k) retirement plan for Dr. Farah of $10,350 and $9,900, respectively and tax preparation services for Dr. Farah in the amounts of $$2,400, and $3,800, respectively, paid in fiscal year 2024 and 2023, respectively.
(5)
Represents employer contributions to the named executive officer's 401(k) retirement plan.
(6)
Effective October 25, 2024, Dr. Ramanan resigned as the Company's Chief Financial Officer.

Narrative to the Summary Compensation Table

Annual Base Salary

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Effective October 2023, Dr. Farah’s, Dr. Burgess’ Dr. Ramanan's and Ms. Azmat's respective annual base salaries were $618,700, $508,800, $462,800 and $426,900, respectively. The amounts paid to Dr. Burgess and Dr. Ramanan for their service during the year ended December 31, 2024 reflects the pro rata portion of base salary earned during 2024 until their resignation as Interim Chief Medical Officer in November 2024 and Chief Financial Officer in October 2024, respectively.

Annual Incentive Compensation

Our named executive officers are eligible to receive annual incentive compensation based on the satisfaction of individual and corporate performance objectives established by our board of directors. Each named executive officer has a target annual incentive opportunity, calculated as a percentage of their respective annual base salary. For 2024, the target annual incentive opportunities as a percentage of base salary for our named executive officers were 55% for Dr. Farah and 40% for Dr. Burgess, Dr. Ramanan and Ms. Azmat. The amounts of any annual incentives earned are determined after the end of the year, based on the achievement of the designated corporate and individual performance objectives, and may be paid in cash or equity. In February 2025, the Board of Directors determined that the corporate goals were not achieved for fiscal year 2024, and no bonus was achieved by Dr. Farah and Ms. Azmat. Due to Dr. Burgess' and Dr. Ramanan's resignations in 2024, they will not receive a bonus for the year ended December 31, 2024.

Equity-Based Incentive Awards

During the fiscal year ended December 31, 2024, we did not grant any equity-based awards to any of our named executive officers, as shown in more detail in the “Outstanding Equity Awards at Fiscal 2024 Year-End Table” below.

Employment Arrangements

Below are descriptions of employment agreements or offer letters with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our executive officers, see the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Offer Letters

Sammy Farah, M.B.A., Ph.D.—President, Chief Executive Officer and Director

Turnstone Canada entered into an offer letter with Dr. Farah in August 2015, which governs the current terms of his employment. Dr. Farah’s offer letter set forth his initial annual base salary, eligibility to receive an annual incentive bonus based upon the achievement of certain objectives as determined by our board of directors and certain terms of his initial equity award. Dr. Farah’s offer letter also provided for a one-time reimbursement for moving expenses.

Saryah Azmat— Chief Operating Officer

Turnstone Canada entered into an offer letter with Ms. Azmat in September 2019, which generally governs the terms of her employment. Ms. Azmat’s offer letter set forth her initial annual base salary, eligibility to earn an annual incentive bonus based upon the achievement of a combination of personal and company performance goals, and a one-time signing bonus and reimbursement for moving expenses upon hire. Ms. Azmat also received an option to purchase up to 123,587 shares of our common stock, which vest and become exercisable as follows: (i) 25% of the stock options vest and become exercisable one year following the grant date and (ii) the remaining 75% vest in 36 successive equal monthly installments thereafter, in each case, subject to Ms. Azmat’s continuous service through the applicable vesting date.

Venkat Ramanan, Ph.D.—Former Chief Financial Officer

We entered into an offer letter with Dr. Ramanan in December 2021 to serve as our Chief Financial Officer. Dr. Ramanan's offer letter provided for an initial annual base salary, eligibility to receive an annual incentive bonus based upon the achievement of certain objectives as determined by our Board and certain terms of his initial equity award. Dr. Ramanan commenced employment with us in February 2022. Dr. Ramanan’s offer letter provided for a one-time reimbursement for up to $75,000 of moving expenses.

Michael Burgess, MBChB, Ph.D.— Former Interim Chief Medical Officer

We entered into an offer letter with Dr. Burgess effective March 2022 (“March 2022 Offer Letter”), to serve as our interim Chief Medical Officer. Dr. Burgess’ offer letter provided for an initial annual base salary, eligibility to receive an annual incentive bonus based upon the achievement of certain objectives as determined byour Board and certain terms of his initial equity award. Pursuant to the March 2022 Offer Letter, Dr. Burgess received an option to purchase up to 200,000 shares of our common stock, which vest and become exercisable as follows: (i) 25% of the stock options vest and become exercisable one year following the grant date and (ii) the remaining 75% vest in 36 successive equal monthly installments thereafter, in each case, subject to the holder’scontinuous service through the applicable vesting date. In connection with his election to our Board in June 2021,we previously entered into an offer letter with Dr. Burgess (“May 2021 Offer Letter”), pursuant to which we agreed to pay him a cash retainer of $50,000 per year for service on our Board and in connection with his services as Executive Chairman of Research and Development as well as an option to purchase (i) up to 697,757 shares of our common stock pursuant to the 2016 Plan, and (ii) up to 782,936 shares of our common stock pursuant to the 2018 Plan. The unvested shares each vest in a series of 48 successive equal monthly installments measure from the effective date of the May 2021 Offer Letter, subject to Dr. Burgess’ continuous service on each vesting date. On October 9, 2024, Dr. Burgess tendered his resignation from his role as interim Chief Medical Officer effective November 1, 2024 (“Burgess Resignation”). Following the Burgess Resignation, Dr. Burgess continued to serve as a non-employee director of the Company and we agreed to pay amounts owed and payable to Dr. Burgess under the terms of the March 2022 Offer Letter through and including December 31, 2024, following which Dr. Burgess shall be entitled to compensation under our Non-Employee Director Compensation Policy previously adopted by the Board and filed as Exhibit 10.5 on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024.

Consulting Agreement

Venkat Ramanan, Ph.D.—Former Chief Financial Officer

On November 14, 2024, we entered into a separation and consulting agreement with Dr. Ramanan (“Consulting Agreement”), effective as of October 25, 2024 (“Resignation Date”). Pursuant to the Consulting Agreement, Dr. Ramanan serves as an independent consultant for six months following the Resignation Date to assist the Company in the transition of his duties and responsibilities. The Consulting Agreement provides that, among other things, the Company shall pay Dr. Ramanan $300 per hour for his services under the Consulting Agreement and all unvested equity awards held by Dr. Ramanan shall cease vesting as of the Resignation Date.

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding outstanding equity and stock awards held by our named executive officers as of December 31, 2024:

				Option Awards
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)(6)	Option Expiration Date
Sammy Farah, M.B.A., Ph.D.	12/08/2015	(1)	12/08/2015	114,958	(5)	—		1.51	12/08/2025
President, Chief Executive	12/14/2016	(1)	12/14/2016	23,457	(5)	—		1.59	12/14/2026
Officer and Director	12/14/2016	(1)	12/14/2016	1,863	(4)	—		1.59	12/14/2026
	01/30/2017	(1)	01/30/2017	77,237	(5)	—		1.59	01/30/2027
	01/30/2017	(1)	01/30/2017	15,442	(4)	—		1.59	01/30/2027
	06/10/2019	(2)	06/10/2019	38,033	(5)	—		9.34	06/10/2029
	06/10/2019	(2)	06/10/2019	266,620	(4)	—		9.34	06/10/2029
	01/20/2022	(2)	01/20/2022	173,763	(4)	64,541	(4)	10.94	01/20/2032
	10/16/2023	(3)	10/16/2023	45,302	(4)	110,019	(4)	2.61	10/15/2033

Saryah Azmat	11/1/2019	(2)	11/01/2020	42,803	(5)	—	(5)	9.34	10/31/2029
Chief Operating Officer	11/1/2019	(2)	11/01/2020	80,785	(4)	—	(4)	9.34	10/31/2029
	01/20/2022	(2)	01/20/2023	38,467	(4)	14,289	(4)	10.94	01/20/2032
	10/16/2023	(3)	10/16/2024	16,519	(5)	40,118	(5)	2.61	10/15/2033

Venkat Ramanan, Ph.D.	6/30/2022	(2)	02/28/2022	12,600	(6)	—	(7)	11.18	06/29/2032
Former Chief Financial Officer	6/30/2022	(2)	02/28/2022	100,602	(6)	—	(7)	11.18	06/29/2032
	10/16/2023	(3)	10/16/2023	11,652	(6)	—	(7)	2.61	01/20/2032

Michael Burgess, MBChB, Ph.D.	09/15/17	(1)	09/15/2017	78,259	(5)	—		2.87	09/15/2027
Former Intermim Chief Medical Officer and	09/15/17	(1)	09/15/2017	9,099	(5)	—		2.87	09/15/2027
Director	06/10/19	(2)	06/10/2019	9,081	(5)	—		9.34	06/09/2029
	06/10/19	(2)	06/10/2019	35,848	(4)	—		9.34	06/09/2029
	06/10/19	(2)	06/10/2019	37,812	(5)	—		9.34	06/09/2029
	06/10/19	(2)	06/10/2019	15,283	(4)	—		9.34	06/09/2029
	12/14/22	(2)	12/14/2022	13,041	(4)	11,999	(4)	11.18	12/13/2032
	10/16/23	(3)	10/16/2023	2,866	(4)	8,598	(4)	2.61	10/15/2033

(1)
Option award was granted under the 2016 Plan.
(2)
Option award was granted under the 2018 Plan.
(3)
Option award was granted under the 2023 Plan.
(4)
Represents a nonqualified stock option (“NSO”) award which vests over a period of four years with 25% of the shares underlying the option vesting on the one year anniversary of the vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date.
(5)
Represents an incentive stock option (“ISO”) award which vests over a period of four years with 25% of the shares underlying the option vesting on the one year anniversary of the vesting commencement date and 1/48th of the shares underlying the option vesting on a monthly basis thereafter, subject to continued service through each vesting date.
(6)
All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined by our board of directors, prior to our Initial Public Offering. After our IPO, the fair market value is determined by the closing price of our common stock.
(7)
In connection with Dr. Ramanan's resignation on October 25, 2024, all unexercisable options were cancelled and all exercisable options will not expire until 90 days after the termination of his consulting agreement.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2024.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2024.

Other Compensation and Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental and vision plans, in each case on the same basis as all of our other employees. We pay the premiums for the medical, disability, and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers.

401(k) Plan

We are a participating employer in the TriNet 401(k) plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax advantaged basis. TriNet is a professional employer organization, which provides human resources services for us. Eligible employees are able to defer compensation up to certain limits imposed by the Code. We have the ability to make matching and discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 401(a) of the Code. As a tax-qualified retirement plan, contributions and earnings on deferred amounts are generally not taxable to a participating employee until withdrawn or distributed from the 401(k) plan.

Clawback Policy

In October 2023, our Board adopted a written compensation recovery policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

Prohibitions on Hedging, Pledging and Short-Term Speculative Transactions

Under the Company's Insider Trading Policy, directors, consultants and employees of the Company are prohibited from engaging in short-term or speculative transactions in Company securities including the Common Stock. Such transactions may include buying and selling options (puts or calls) of Company securities on an exchange or in any other organized market. Certain forms of hedging or monetization transactions with respect to Company securities, such as prepaid variable forward contracts, equity swaps, collars and exchange funds are also prohibited. The Company maintains this policy because hedging transactions, which might be considered short-term bets on the movements of the Common Stock, could create the appearance that the person is trading on inside information. In addition, transactions in options may also focus on the person's attention on short-term performance at the expense of our long-term objectives.

Emerging Growth Company Status

We became a public company in July 2023 and we are an “emerging growth company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As an emerging growth company, we provide in this Proxy Statement the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), including certain executive compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Exchange Act. In addition, as an emerging growth company, we are not required to conduct votes seeking approval, on an advisory basis, of the compensation of our named executive officers or the frequency with which such votes must be conducted. We will remain an emerging growth company until the earliest of (i) December 31, 2028, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.235 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Potential Payments Upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation. In addition, each of our named executive officers’ stock awards are subject to the terms of our 2018 Equity Incentive Plan and award agreements thereunder.

Severance Benefits

Dr. Farah is eligible to receive certain severance benefits pursuant to the terms of their offer letters as described below.

Sammy Farah, M.B.A., Ph.D.—President, Chief Executive Officer and Director

Dr. Farah’s offer letter provides that if his employment is terminated by Turnstone Canada without “cause” (as defined in the offer letter), he will be entitled to (i) the termination and severance payment required by the Employment Standards Act, 2000, as amended or replaced (the "ESA"), (ii) three months of his base salary less the amount paid under (i), and (iii) one month base salary for every completed year of service, provided that the foregoing severance package shall not be more than the greater of (y) six months of his base salary or (z) the termination and severance pay required by the ESA. If Dr. Farah’s employment is terminated by Turnstone Canada without “cause” within twelve months of a “sale of the company,” he will be entitled to the greater of six months of his base salary or the termination and severance pay required by the ESA. In the event Dr. Farah’s employment is terminated by Turnstone Canada without “cause”, he will also be entitled to a continuation of health benefits for the shorter of (i) six months for a termination not within twelve months of a “sale of the company” or twelve months for a termination within twelve months of a “sale of the company”, and (ii) until he finds alternate employment. Dr. Farah’s severance benefits are contingent upon his execution of a release of claims in a form satisfactory to Turnstone Canada and his continued compliance with the terms of his offer letter (which includes non-solicitation, non-competition, and non-disparagement covenants). In the event Dr. Farah would like to resign, he must provide us with a minimum of sixty days’ advance written notice.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options to its employees, including the named executive officers. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Non-Employee Director Compensation

The following table sets forth information regarding the compensation our non-employee directors earned for service on our board of directors during the year ended December 31, 2024. Dr. Farah, our President and Chief Executive Officer, and Dr. Burgess, our interim Chief Medical Officer, are also members of our board of directors but did not receive any additional compensation for their service as directors. The compensation of Dr. Farah and Dr. Burgess is set forth in the section titled “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)
Jerel Davis, Ph.D.	83,000	34,351	—	117,351
William Waddill	42,500	106,119	—	148,619
Kanya Rajangam, Ph.D.	44,000	34,351	—	78,351
Rishi Gupta	57,500	34,351	—	91,851
Robert Gould, Ph.D.	51,500	34,351	—	85,851

(1)
The amounts reported in this column reflect the aggregate grant date fair value of the stock options granted to the non-employee director during 2024, computed in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 718 and do not reflect dollar amounts actually received by the non-employee director or the economic value that may be received by the non-employee director upon stock option exercise or any sale of the underlying shares of common stock.
(2)
The table below sets forth the aggregate number of shares subject to outstanding stock options, as of December 31, 2024, beneficially owned by each of our non-employee directors for the year ended December 31, 2024.
(3)
The amount reflected in this table for Dr. Burgess represents fees paid for his service as a non-employee director commencing on November 1, 2024, the date on which he ceased serving as our interim Chief Medical Officer.

Name	Number of Shares Underlying Outstanding Options as of December 31, 2024
Jerel Davis, Ph.D.	38,310
William Waddill	38,310
Kanya Rajangam, Ph.D.	55,838
Rishi Gupta	38,310
Robert Gould, Ph.D.	65,672
Michael Burgess, MBChB, Ph.D.	221,886

Our board of directors adopted a non-employee director compensation policy effective July 2023 that is applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

•
an annual cash retainer of $40,000 (plus an additional $30,000 for the non-executive chair of our board of directors);
•
an additional annual cash retainer of $7,500, $5,000 and $4,000 for service as a member of the audit committee, compensation committee and the nominating and corporate governance committee, respectively;
•
an additional annual cash retainer of $15,000, $10,000 and $8,000 for service as chair (in lieu of the additional annual cash retainer or services as a member) of the audit committee, compensation committee and the nominating and corporate governance committee, respectively;
•
an initial option grant to purchase 25,540 shares of our common stock on the date of each such non-employee director’s appointment to our board of directors; and
•
an annual option grant to purchase 12,770 shares of our common stock on the date of each of our annual stockholder meetings.

Each of the option grants described above under the non-employee director compensation policy was granted under our 2023 Equity Incentive Plan (“2023 Plan”). Each such option grant will vest and become exercisable subject to the director’s continuous service to us through the earlier of the first anniversary of the date of grant or the next annual stockholder meeting. The term of each option will be ten years, subject to earlier termination as provided in the 2023 Plan.

We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out of pocket expenses incurred in attending Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted- average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in (a)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by stockholders	2,688,424	$7.33	4,110,198
Equity compensation plans not approved by stockholders	—	—	—
Total	2,688,424	$7.33	4,110,198

(1) Consists of the 2018 Equity Incentive Plan (the "2018 Plan"), the 2023 Equity Incentive Plan (the "2023 Plan") and the Employee Stock Purchase Plan (the "ESPP").

(2) Represents the weighted-average exercise price of the outstanding options. Because RSUs do not have an exercise price, the weighted-average exercise price does not take into account outstanding RSUs.

(3) As of December 31, 2024, 3,677,515 shares of common stock remained available for issuance under the 2023 Plan, and 453,280 shares available for issuance under the ESPP as of December 31, 2024. In connection with the effectiveness of the 2023 Plan in July 2023, no further grants are made under the 2018 Plan. The number of shares remaining available for future issuance under the 2023 Plan automatically increases on January 1steach year, through and including January 1, 2033, in an amount equal to 5% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares as determined by our Board prior to January 1st of a given year. On January 1, 2025, the number of shares available for issuance under the 2023 Plan automatically increased by 1,156,830 shares of our common stock. The number of shares remaining available for future issuance under the 2023 ESPP automatically increases on January 1st of each year through and including January 1, 2033, in an amount equal to the least of (i) 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (ii) 666,861 shares of our common stock, or (iii) a number of shares as determined by our Board prior to January 1st of a given year. . On January 1, 2025, the number of shares available for issuance under the 2023 ESPP automatically increased by 231,366 shares of our common stock.

Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 17, 2025 by: (i) each director or nominees for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Applicable percentage ownership of our common stock is based on 23,138,896 shares of our common stock outstanding as of March 17, 2025, adjusted as required by rules promulgated by the SEC. We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable within 60 days of March 17, 2025. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Turnstone Biologics Corp., 9310 Athena Circle Suite 300, La Jolla, California 92037.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percentage of Shares
Greater than 5% stockholders
Versant Ventures Management LLC(1)	2,726,322	11.8%
OrbiMed Advisors Private Equity(2)	3,099,265	13.4%
Point72 Asset Management LP(3)	1,383,314	6.0%
Directors and Named Executive Officers
Sammy Farah, M.B.A., Ph.D.(4)	792,713	3.3%
Michael Burgess, MBChB, Ph.D.(5)	206,090	*
Jerel Davis, Ph.D.(6)	2,743,349	11.8%
Robert Gould, Ph.D.(7)	46,804	*
Rishi Gupta(8)	3,116,292	13.5%
Kanya Rajangam, Ph.D.(9)	36,016	*
William Waddill(10)	8,514	*
Saryah Azmat(11)	188,871	*
Venkat Ramanan, Ph.D.(12)	124,854	*
All current executive officers and directors as a group (9 persons)(13)	7,138,649	29.0%

* Less than one percent.

1.
Based solely on information set forth in a Schedule 13D filed with the SEC on August 3, 2023 by Versant Venture Capital V, L.P. (“VVC V”), Versant Affiliates Fund V, L.P. (“VAF V”), Versant Ophthalmic Affiliates Fund I, L.P. (“VOA”), Versant Ventures V, LLC (“VV V”), Versant Vantage II, L.P. (“Vantage LP”), Versant Vantage II GP, L.P. (“Vantage GP”), Versant Vantage II GP-GP, LLC (“Vantage LLC”), Versant Ventures V GP-GP (Canada), Inc. (“VV V CAN GP”), Versant Ventures V (Canada), L.P. (“VV V CAN”) and Versant Venture Capital V (Canada) LP (“VVC CAN”). Consists of (i) 2,726,322 shares of common stock held by VVC V, (ii) 90,888 shares of common stock held by VOA, (iii) 82,006 shares of common stock held by VAF V, (iv) 207,486 shares of common stock held by VVC CAN, (viii) 274,990 shares of common stock held by Vantage LP. VV V is the sole general partner of each of VVC V, VAF V and VOA and may be deemed to have voting and dispositive power over the securities held by each of VVC V, VAF V and VOA. VV V CAN GP is the sole general partner of VV V CAN, and VV V CAN is the sole general partner of VVC CAN. Each of VV V CAN GP and VV V CAN share voting and dispositive power over the shares held by VVC CAN and as a result may be deemed to have beneficial ownership over such securities. Vantage LLC is the general partner of Vantage GP, which is the general partner of Vantage LP. Each of Vantage LLC and Vantage GP share voting and dispositive power over the shares held by Vantage LP and as a result may be deemed to have beneficial ownership over such securities. Each entity disclaims beneficial ownership of all securities reported in this Statement except to the extent of their pecuniary interest therein, other than those securities reported herein as being held directly by such entity. Each of Bradley J. Bolzon, Jerel C. Davis, Ph.D., Alexander Mayweg, Clare Ozawa, Robin L. Praeger, and Thomas Woiwode Ph.D., are the managing directors of Vantage LLC, may be deemed to possess voting and dispositive control over the shares held by Versant LP and may be deemed to have indirect beneficial ownership of the shares held by Versant LP but disclaims beneficial ownership of such securities, except to the extent of their respective pecuniary interest therein, if any. Dr. Jerel Davis is a member of our board of directors. The address of the principal offices of each VV Reporting Person is One Sansome Street, Suite 1650, San Francisco, CA 94104.
2.
Based solely on information set forth in a Schedule 13D filed with the SEC on July 24, 2023 by OrbiMed Advisors LLC (“OrbiMed Advisors”) and OrbiMed Capital GP VI LLC (“GP VI”). Consists of 3,099,265 shares of common stock held by OrbiMed Private Investments VI, LP (“OPI VI”). OrbiMed Capital GP VI LLC (“GP VI”) is the general partner of OPI VI. OrbiMed Advisors is the managing member of GP VI. By virtue of such relationships, GP VI and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by OPI VI and as a result may be deemed to have beneficial ownership of such shares. OrbiMed Advisors exercises investment and voting power through a management committee composed of Carl L. Gordon,

Sven H. Borho, and W. Carter Neild. Mr. Gupta, a member of our board of directors, is a director of OrbiMed Advisors. Accordingly, OrbiMed Advisors and GP VI may have the ability to affect and influence control over us. From time to time, Mr. Gupta may receive stock options or other awards of equity-based compensation pursuant to our compensation arrangements for non-employee directors. Pursuant to an agreement with OrbiMed Advisors and GP VI, Mr. Gupta is obligated to transfer any securities issued under any such stock options or other awards, or the economic benefit thereof, to OrbiMed Advisors and GP VI, which will in turn ensure that such securities or economic benefits are provided to OPI VI. Each of GP VI and OrbiMed Advisors disclaims beneficial ownership of the shares held by OPI VI. The address of each of GP VI, OPI VI, OrbiMed Advisors, and Mr. Gupta is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, New York 10022.
3.
Based solely on information set forth in a Schedule 13G/A filed with the SEC on July 27, 2023 by Point72 Asset Management, L.P. (“Point72 Asset Management”), Point72 Capital Advisors, Inc. (“Point72 Capital Advisors Inc.”), Point72 Biotech Private Investments, LLC (“Point72 Biotech”), Differentiated Ventures Investments, LLC (“Differentiated Ventures”), 72 Investment Holdings, LLC (“72 Investment Holdings”) and Steven A. Cohen. The shares consist of 1,383,314 shares held by Point72 Biotech. Differentiated Ventures is the managing member of Point72 Biotech and may be deemed to share beneficial ownership of the shares held by Point72 Biotech. 72 Investment Holdings is the sole member of Differentiated Ventures and may be deemed to share beneficial ownership of the shares of which Differentiated Ventures may be deemed to share beneficial ownership. Mr. Cohen is the sole member of 72 Investment Holdings and may be deemed to share beneficial ownership of the shares of which 72 Investment Holdings may be deemed to share beneficial ownership. Point72 Capital Advisors is the general partner of Point72 Asset Management and may be deemed to share beneficial ownership of the shares of which Point72 Asset Management may be deemed to share beneficial ownership. Mr. Cohen is the sole member of Point72 Capital Advisors and may be deemed to share beneficial ownership of the shares of which Point72 Capital Advisors may be deemed to share beneficial ownership. The business address of Point72 Asset Management, Point72 Capital Advisors Inc., Point72 Biotech, Differentiated Ventures, 72 Investment Holdings, and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902.
4.
Consists of 792,713 shares of common stock underlying options to purchase common stock held by Dr. Farah that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
5.
Consists of 206,090 shares of common stock underlying options to purchase common stock held by Dr. Burgess that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
6.
Consists of shares reported in footnote (1) and 17,027 shares of common stock underlying options to purchase common stock held by Dr. Davis that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
7.
Consists of 46,804 shares of common stock underlying options to purchase common stock held by Dr. Gould that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
8.
Consists of shares reported in footnote (2) and 17,027 shares of common stock underlying options to purchase common stock held by Mr. Gupta that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
9.
Consists of 36,016 shares of common stock underlying options to purchase common stock held by Dr. Rajangam that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
10.
Consists of 8,514 shares of common stock underlying options to purchase common stock held by Mr. Waddill that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
11.
Consists of 188,871 shares of common stock underlying options to purchase common stock held by Ms. Azmat that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
12.
Consists of 124,854 shares of common stock underlying options to purchase common stock held by Dr. Ramanan that are currently exercisable or would be exercisable within 60 days of March 17, 2025.
13.
Consists of shares reported in footnotes (1) and (2) and 1,313,062 shares of common stock underlying options to purchase common stock held by all current executive officers and directors as a group that are currently exercisable or would be exercisable within 60 days of March 17, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions Policy and Procedures

In 2023, the Company adopted a written Related Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related persons transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in the good faith exercise of its discretion.

Certain Related Person Transactions

Participation in Our Initial Public Offering

In July 2023, certain of our stockholders of more than five percent of our outstanding capital stock purchased shares of our common stock in our initial public offering at the initial public offering price, which included the following purchases in amounts that exceeded $120,000:

Beneficial owner	Shares Purchased in Offering	Aggregate Purchase Price ($)
OrbiMed Capital GP VI, LLC(1)	416,666	4,999,992
Versant Ventures Management, LLC(2)	225,000	2,700,000

(1)
OPI VI is a holder of more than 5% of our outstanding common stock. See footnote (2) to the beneficial ownership table under “Security Ownership of Certain Beneficial Owners and Management” for more information.
(2)
Versant Ventures is a holder of more than 5% of our outstanding common stock. See footnote (1) to the beneficial ownership table under “Security Ownership of Certain Beneficial Owners and Management” for more information.

Indemnification Agreements

The Company provides indemnification for its directors and executive officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s Bylaws, the Company is required to indemnify its directors and executive officers to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Director Independence

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’determinations are consistent with relevant securities and other laws and regulations regarding the definition of“independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not beenfor at least three years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than 5% of our common stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independentdirector” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that all of our directors, except Drs. Farah and Burgess are independent directors. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and December 31, 2023, by Ernst & Young LLP, the Company’s principal accountant. All fees described below were pre-approved by the Audit Committee:

	Fiscal Year Ended
	2024	2023
Audit Fees(1)	$650,000	$1,508,407
Audit-related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$650,000	$1,508,407

(1)
Audit fees consist of fees billed for professional services by Ernst & Young LLP for audit and quarterly review of our financial statements and related issuances of consents, and related services that are normally provided in connection with statutory and regulatory filings or engagements. Included in the 2023 audit fees is $1.2 million of fees billed in connection with the completion of our July 2023 initial public offering.

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve the audit and non-audit services rendered by our independent registered public accounting firm. The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

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

(1) Financial Statements. The following financial statements of Turnstone Biologics Corp., together with the report of Ernst & Young LLP, an independent registered public accounting firm required to be filed pursuant to Part II, Item 8 of the Annual Report on Form 10-K are included on the following pages:

EXHIBITS INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated December 11, 2020, between Turnstone Biologics Corp., Flatiron Merger Sub I, Inc., Flatiron Merger Sub II, LLC, Myst Therapeutics, Inc. and Timothy Langer.	S-1/A	333-272600	2.1	July 17, 2023

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41747	3.1	July 25, 2023

3.2	Amended and Restated Bylaws of the Company.	8-K	001-41747	3.2	July 25, 2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-272600	4.1	June 26, 2023
4.2	Second Amended and Restated Investors’ Rights Agreement, by and among Turnstone Biologics Corp. and certain of its stockholders, dated June 29, 2021	S-1	333-272600	4.2	June 12, 2023
4.3*	Description of Securities	S-1	333-272600		June 12, 2023
10.1	Amended and Restated Equity Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder	S-1	333-272600	10.1	June 12, 2023
10.2	2018 Equity Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder	S-1	333-272600	10.2	June 12, 2023
10.3	2023 Equity Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder	S-1/A	333-272600	10.3	July 17, 2023
10.4	Turnstone Biologics Corp. 2023 Employee Stock Purchase Plan	S-1/A	333-272600	10.4	July 17, 2023
10.5	Turnstone Biologics Corp. 2023 Non-Employee Director Compensation Policy	S-1/A	333-272600	10.5	July 17, 2023
10.6	Form of Indemnity Agreement between Turnstone Biologics Corp. and each of its directors and executive officers	S-1/A	333-272600	10.6	June 26, 2023
10.7#	Amended and Restated Master Collaboration Agreement, dated January 1, 2021, between Turnstone Biologics Corp. and H. Lee Moffitt Cancer Center and Research Institute, Inc.	S-1	333-272600	10.7	June 12, 2023

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.8#	Life Science Alliance Agreement, dated June 1, 2022, by and between H. Lee Moffitt Cancer Center and Research Institute, Inc. and Turnstone Biologics Corp.	S-1	333-272600	10.8	June 12, 2023
10.9	Lease, dated June 23, 2021, between Turnstone Biologics Corp. and BMR-Athena LP	S-1	333-272600	10.9	June 12, 2023
10.10	Employment Offer Letter, dated August 20, 2015, between Turnstone Biologics Inc. and Sammy Farah, M.B.A., Ph.D.	S-1	333-272600	10.10	June 12, 2023
10.11	Employment Offer Letter, dated December 13, 2021, between Turnstone Biologics Corp. and Venkat Ramanan, Ph.D.	S-1	333-272600	10.11	June 12, 2023
10.12	Employment Offer Letter, dated September 18, 2019, between Turnstone Biologics Inc. and Saryah Azmat	S-1	333-272600	10.13	June 12, 2023
10.13	Executive Director Offer Letter, dated April 30, 2021, between Turnstone Biologics Corp. and Michael Burgess, MBChB, Ph.D.	S-1	333-272600	10.14	June 12, 2023
10.14	Employment Offer Letter, dated February 22, 2022, between Turnstone Biologics Corp. and Michael Burgess, MBChB, Ph.D.	S-1	333-272600	10.15	June 12, 2023
10.15	Employment Offer Letter, dated March 1, 2023, between Turnstone Biologics Corp. and Vijay Chiruvolu, Ph.D.	S-1	333-272600	10.16	June 12, 2023
10.16*	Separation and Consulting Agreement, by and between Venkat Ramanan and the Registrant, dated October 25, 2024
10.17*	Separation and Consulting Agreement, by and between Vijay Chiruvolu and the Registrant, dated October 28, 2024
19.1	Insider Trading Policy
21.1	Subsidiaries of Turnstone Biologics Corp.	S-1	333-272600	21.1	June 12, 2023
23,1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (see signature page)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Turnstone Biologics Corp. Incentive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

# Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted (indicated by“[***]”) as the registrant has determined that the omitted information (i) is not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the 26th day of March, 2025.

Turnstone Biologics Corp.

Date: March 28, 2025	By:	/s/ Wendy Worcester
Wendy Worcester
Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sammy Farah, M.B.A., Ph.D., as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sammy Farah	President and Chief Executive Officer, Director	March 28, 2025
Sammy Farah, M.B.A., Ph.D.	(Principal Executive Officer)

/s/ Wendy Worcester	Vice President, Finance	March 28, 2025
Wendy Worcester	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Burgess	Director	March 28, 2025
Michael Burgess, MBChB, Ph.D.

/s/ Jerel Davis	Director	March 28, 2025
Jerel Davis, Ph.D.

/s/Robert Gould	Director	March 28, 2025
Robert Gould, Ph.D.

/s/ Rishi Gupta	Director	March 28, 2025
Rishi Gupta

/s/ William Waddill	Director	March 28, 2025
William Waddill

/s/ Kanya Rajangam	Director	March 28, 2025
Kanya Rajangam, Ph.D.