Form 10-Q
period 2025-03-31
Turnstone Biologics Corp.
filed 2025-05-09
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(347) 897-5988

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	TSBX	Nasdaq Capital Market

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

The number of shares of Registrant’s common stock issued and outstanding as of May 01, 2025, was 23,140,349.

Turnstone Biologics Corp.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

Risk Factors Summary

•
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Turnstone Biologics Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,847	$28,926
Restricted cash	116	116
Property and equipment held for sale	602	—
Prepaid expenses	1,226	3,191
Other current assets	3,067	1,987
Total current assets	26,858	34,220
Other assets, noncurrent	267	811
Operating lease right of use assets	488	933
Property and equipment, net	—	4,175
Total assets	$27,613	$40,139
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,695	$870
Accrued expenses and other current liabilities	4,873	6,244
Operating lease liability, current	690	1,085
Total current liabilities	7,258	8,199
Operating lease liability, noncurrent	—	104
Other liabilities, noncurrent	369	369
Total liabilities	7,627	8,672
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, 23,138,896 and 23,136,617 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	279,566	279,241
Accumulated other comprehensive loss	(202)	(202)
Accumulated deficit	(259,401)	(247,595)
Total stockholders’ equity	19,986	31,467
Total liabilities and stockholders’ equity	$27,613	$40,139

The accompanying notes area an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	4,357	15,790
General and administrative	4,807	4,901
Total operating expenses	9,164	20,691
Loss from operations	(9,164)	(20,691)
Other income, net	(2,640)	1,078
Net loss before income taxes	(11,804)	(19,613)
Benefit (provision) for income taxes	(2)	(16)
Net loss	$(11,806)	$(19,629)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	—	(117)
Total comprehensive loss	$(11,806)	$(19,746)
Weighted-average shares of common stock outstanding, basic and diluted	23,138,209	23,011,795
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.85)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	23,099,335	$23	$275,521	$(119)	$(176,758)	$98,667
Exercise of stock options	29,119	$—	$44			$44
Stock-based compensation expense			$1,046			$1,046
Unrealized loss on available-for- sale debt securities				$(117)		$(117)
Net loss					$(19,629)	$(19,629)
Balance at March 31, 2024	23,128,454	$23	$276,611	$(236)	$(196,387)	$80,011

Balance at December 31, 2024	23,136,617	$23	$279,241	$(202)	$(247,595)	$31,467
Vesting of restricted stock units	2,279		$—			$—
Stock-based compensation expense			$325			$325
Net loss					$(11,806)	$(11,806)
Balance at March 31, 2025	23,138,896	$23	$279,566	$(202)	$(259,401)	$19,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(11,806)	$(19,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	325	1,046
Loss (Gain) on disposal of property and equipment	2,325	(20)
Depreciation and amortization	301	509
Accretion of premium on short term investments	—	(791)
Change in fair value of contingent consideration liability	—	53
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	—	194
Prepaid expenses	1,965	115
Other current assets	(145)	403
Operating lease liabilities	(54)	(44)
Accounts payable	825	1,387
Change in contingent consideration liability	—	—
Accrued compensation and other accrued liabilities	(1,371)	(711)
Other non-current assets	544	28
Net cash flows used in operating activities	(7,091)	(17,460)
Investing Activities
Proceeds from maturities of short-term investments	—	21,000
Purchase of short-term investments	—	(6,761)
Proceeds from sale of property and equipment	12	—
Purchases of property and equipment	—	(144)
Net cash flows provided by investing activities	12	14,095
Net decrease in cash, cash equivalents and restricted cash	(7,079)	(3,365)
Cash, cash equivalents and restricted cash at beginning of the period	29,042	17,914
Cash, cash equivalents and restricted cash at end of the period	$21,963	$14,549

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	—	116

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exercise of stock option in other current assets	—	44
Receivables for equipment sales included in other current assets	935	25

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

Strategic Alternatives

On January 30, 2025, following a comprehensive evaluation of the Company’s business and the status of the Company’s programs, resources, and capabilities, the Company’s Board of Directors (“Board”) approved the discontinuation of all Company sponsored clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions ("Strategic Alternatives").

In addition, Turnstone is reducing its workforce while also implementing further cost-containment and cash conservation measures. The Company intends to retain all employees essential for supporting value-realization as part of its strategic review. As of March 31, 2025, the Company has 8 employees and may continue reducing headcount as the Company explores Strategic Alternatives.

Nasdaq Compliance

On September 27, 2024, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Requirement.

On March 27, 2025, the Company received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on March 31, 2025. The Company’s common stock continues to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

Liquidity and Capital Resources

Going Concern

On February 2, 2025, the Company announced the Strategic Alternatives discontinuing all Company sponsored clinical studies evaluating TIDAL-01 for all indications, and the pursuit of strategic alternatives to enhance and preserve stockholder value. The Company has devoted, and expects to continue to devote, substantial time and resources to exploring strategic alternatives that its Board believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to the Company, if at all. The Company expects that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that the Company will make any cash distributions to our stockholders. If the strategic review process does not result in the consummation of a strategic transaction, the Board may decide to pursue a dissolution and liquidation.

As of March 31, 2025, the Company had $21.8 million in cash and cash equivalents. The Company has concluded that the balance of cash and cash equivalents will be sufficient to fund its planned expenditures and meet its obligations for the twelve months following the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission ("SEC").

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $11.8 million and $19.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from its initial public offering ("IPO") completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of March 31, 2025, the Company had an accumulated deficit of $259.4 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

On April 26, 2024 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement ("LSA") with Banc of California ("BOC") for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest at the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s Board), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025, which was not achieved. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable. As of March 31, 2025, no amounts have been drawn nor are available to be drawn since the Company did not meet the above covenant under the LSA (see Note 8 - Term Loan for additional information).

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

2. Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2025 or for any other period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025. Certain prior period amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are consistent with those discussed in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report filed on Form 10-K filed with the SEC on March 31, 2025.

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

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease. Restricted cash was approximately $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in ASU 2023-07 are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 13 for additional information.

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

3. Fair Value of Financial Assets and Liabilities

As of March 31, 2025 and December 31, 2024, the Company’s restricted cash which is maintained as collateral in connection with its San Diego facility lease, (see Note 2 – Summary of Significant Accounting Policies for additional information) are valued using Level 1 inputs. The Company’s highly liquid money market funds included within cash equivalents and restricted cash are valued using Level 1 inputs.

The Company had $0.1 million in contingent consideration liabilities as of March 31, 2025 and December 31, 2024, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment and is measured at fair value (see Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$17,872	$—	$—	$17,872
Restricted cash(1)	116	—	—	116
Total financial assets	$17,988	$—	$—	$17,988
Financial liabilities:
Contingent consideration(2)	$—	$—	$92	$92
Total financial liabilities	$—	$—	$92	$92

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$22,159	$—	$—	$22,159
Restricted cash(1)	116	—	—	116
Total financial assets	$22,275	$—	$—	$22,275
Financial liabilities:
Contingent consideration(2)	$—	$—	$92	$92
Total financial liabilities	$—	$—	$92	$92

(1)
Restricted cash serves as deposits for the Company’s San Diego office lease.
(2)
Contingent consideration related to the Myst Merger Agreement.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst Therapeutics, Inc. ("Myst") pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	March 31, 2025	Valuation Technique	Unobservable Input	Amount
	(in thousands)
Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$92	Discounted cash flow	Likelihood of occurrence	1%
			Discount rate	25%
			Expected term (in years)	3.3

	Fair Value as of
Contingent Consideration Liability	December 31, 2024	Valuation Technique	Unobservable Input	Amount
	(in thousands)

Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$92	Discounted cash flow	Likelihood of occurrence	1%
			Discount rate	25%
			Expected term (in years)	3.5

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2024	$92
Changes in the fair value of contingent consideration	-
Contingent consideration at March 31,2025	$92

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$17,872	$—	$—	$17,872
Restricted cash	116	—	—	116
Total financial assets	$17,988	$—	$—	$17,988
Classified as:
Cash and cash equivalents				$17,872
Restricted cash				116
				$17,988

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$22,159	$—	$—	$22,159
Restricted cash	116	—	—	116
Total financial assets	$22,275	$—	$—	$22,275
Classified as:
Cash and cash equivalents				$22,159
Restricted cash				116
				$22,275

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$1,109	$10,053
Furniture	268	690
Leasehold improvements	—	1,308
	1,377	12,051
Less accumulated depreciation and amortization	(775)	(7,876)
Total property and equipment, net	602	4,175
Reclassified to held for sale	(602)	—
Total property and equipment, net	$—	$4,175

Property and equipment depreciation and amortization expense for the three months ended March 31, 2025 and 2024, was $0.3 million and $0.5 million, respectively.

As of March 31, 2025, the Company had $0.6 million in property and equipment held for sale, and the Company's intention is to complete the sale of the remaining assets within the second quarter of 2025. During the three months ended March 31, 2025, $1.4 million of assets were reclassified on the balance sheet as property and equipment held for sale and $10.8 million were sold. The Company recognized a loss on disposal of property and equipment of $2.3 million for the three months ended March 31, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development expense	$1,219	$3,774
Professional and consulting expense	1,529	545
Taxes payable	865	837
Compensation	1,033	1,088
Other current liabilities	227	—
Total accrued expenses and other current liabilities	$4,873	$6,244

6. Agreements

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

Moffitt granted the Company an option to obtain, with terms to be negotiated in good faith under commercially reasonable terms, a royalty-bearing, sublicensable exclusive license in the Moffitt Inventions, the TCR Inventions, and/or Moffitt’s interest in Joint Inventions. The Company could have exercised this option at any time within six months after Moffitt informed the Company of any new invention, and upon the Company’s exercise, the parties would have a period of six months to negotiate the terms of such exclusive license.

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

Pursuant to the Myst Merger Agreement, on December 15, 2020, the Company paid the former equity holders of Myst, (the “Myst Holders”), a one-time up-front payment of $9.0 million in cash. The Company paid an additional cash consideration of $1.0 million to the Myst Holders on June 14, 2022. The Company also issued Langer up to 725,920 shares of the Company’s common stock. Of these shares, 362,960 shares of the Company’s common stock were issued upon the closing of the Merger and the remaining 362,960 shares of the Company’s common stock were held in escrow with 25% vesting in December of each year that Langer remains with the Company. At December 31, 2024, Langer was still an advisor to the Company and all 362,960 shares of the Company’s common stock had vested and were released from escrow. This restricted equity grant was accounted for as a compensatory arrangement under ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) as continued service is required under the agreement.

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

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and the second and third milestones as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The Company did not record a significant expense to the fair value of the contingent consideration for the three months ended March 31, 2025 and 2024, respectively.

8. Term Loan

On April 26, 2024 (the "Closing Date"), the Company entered into the LSA, by and among the Company, as borrower, the Company’s wholly owned subsidiary, Myst Therapeutics, LLC (together with the Company, the “Loan Parties”) and BOC, as lender. The LSA provides for a revolving credit facility in an aggregate principal amount of up to $20.0 million (the “Revolving Loans”). The Company may request advances at any time the loan is not in default and not to exceed the Revolving Loans limit and may prepay any amounts outstanding at any time with no prepayment penalty. Upon termination of the LSA, whether in connection with acceleration, prepayment in full, or otherwise, the Company is obligated to make a nonrefundable payment of (i) $0.4 million at any time on or prior to the first anniversary of the Closing Date, and (ii) $0.2 million at any time after the first anniversary of the Closing Date but prior to the second anniversary. In addition, the Company is obligated to pay a fee in the event of certain corporate transactions equal to the greater of (i) $50,000 or (ii) 2% of the highest aggregate principal amount outstanding prior to the transaction (the "Success Fee"). The Success Fee is due upon any merger or consolidation, any sale of substantially all of the assets of the Company, or the closing of one or more related financings where aggregate cash proceeds from the sale of equity securities and/or upfront cash proceeds from strategic partnerships is equal to at least $75.0 million and occurs on or before the tenth anniversary of the Closing Date (each a "Success Fee Event"). If the LSA is terminated prior to the payment of the Success Fee, the Company will remain obligated to pay the Success Fee upon the occurrence of a Success Fee Event during such ten-year period.

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

The LSA contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The Company is also required to comply with certain covenants requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s Board), which was satisfied in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, which was not achieved, in each case, by March 31, 2025. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable.

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

As of March 31, 2025, no amounts have been drawn nor are available to be drawn since the Company did not meet the above covenant under the LSA.

The Company incurred $0.1 million of debt issuance costs which were recorded as part of other current assets and will be amortized over the term of the LSA.

9. Stockholders’ Equity

Common Stock

The Company's Amended and Restated Certificate of Incorporation which provides that the authorized common stock of the Company is 490,000,000 shares of common stock with a par value of $0.001 per share.

Shares of common stock reserved for future issuance consisted of the following:

	March 31,	December 31,
	2025	2024
Common stock options outstanding	2,375,279	2,650,751
Unvested RSUs	6,750	37,673
Shares available for issuance under the ESPP	684,646	453,280
Shares available for issuance under the Plans	5,116,616	3,656,918
	8,183,291	6,798,622

10. Equity Based Compensation

2018 Equity Incentive Plan

In December 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) which provided for the Company to grant incentive stock options or nonqualified stock options for the purchase of common stock, or restricted shares, to employees, members of the Board and consultants of the Company. The Company assumed all of the outstanding options under the amended and restated Equity Incentive Plan of Turnstone Biologics Inc. dated October 1, 2016 (the “2016 Plan”) in connection with the corporate reorganization in December 2018. However, there were no changes to the terms of the options requiring modification accounting.

All options granted under the 2018 Plan have an exercise price, a vesting period determined by the Company’s Board and ten-year term as determined and approved by the Company’s Board (the Board may delegate authority to one of the boards’ committees) at the time of grant. The terms and conditions of the restricted shares are determined by the Board at the grant date.

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

2023 Equity Incentive Plan

In July 2023, the Company's Board and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan” and together with the 2018 and 2016 Plans the "Plans") which became effective upon the date of the IPO. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The maximum term of the stock option grants under the 2023 Plan is ten years. In general, the awards granted under the 2023 Plan vest over a four-year period from the vesting commencement date. The 2023 Plan does not permit early exercises. The number of shares available for future issuance under the 2023 Plan is the sum of (1) 1,889,435 new shares, plus (2) 712,503 remaining shares of common stock reserved under the 2018 Plan that became available for issuance upon the effectiveness of the 2023 Plan, and (3) up to 120,949 Returning Shares (as defined in the 2023 Plan), as such shares become available from time to time. The number of shares of common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2024 continuing through January 1, 2033, by 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s Board. As of January 1, 2025, an additional 1,156,830 were available for future issuance under the 2023 Plan. Following the effectiveness of the 2023 Plan, no further grants may be made under the 2018 Plan; however, any outstanding equity awards granted under the 2018 Plan will continue to be governed by the terms of the Plan.

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Options granted	28,425	$2.68
Options exercised	(29,119)	$1.51
Options canceled/forfeited	(144,338)	$6.52
Outstanding — March 31, 2024	3,229,250	$7.72	6.8	$354
Exercisable — March 31, 2024	1,866,646	$8.33	5.1	$341
Vested and expected to vest — March 31, 2024	3,229,250	$7.72	6.8	$354

Outstanding — December 31, 2024	2,650,751	$7.33	4.9	$-
Options granted	—
Options exercised	—
Options canceled/forfeited	(275,472)	$7.18
Outstanding — March 31, 2025	2,375,279	$7.35	4.6	$-
Exercisable — March 31, 2025	1,961,006	$7.95	3.9	$-
Vested and expected to vest — March 31, 2025	2,375,279	$7.35	4.6	$-

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

Three Months Ended March 31,
2024
Risk-free interest rate	4.3%
Expected term (in years)	5.9
Dividend yield	0.0%
Volatility	94.7
Exercise price of stock options granted	2.68

The RSU activity under the 2023 Plan is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2023	102,945	$2.71
Granted	10,709	$2.68
Cancelled/Forfeited	(7,184)	$2.71
Vested/Released	—	—
Outstanding, non-vested as of March 31, 2024	106,470	$2.71

Outstanding, non-vested as of December 31, 2024	37,673	$2.73
Granted
Cancelled/Forfeited	(27,396)	$2.73
Vested/Released	(3,527)	$2.69
Outstanding, non-vested as of March 31, 2025	6,750	$2.71

The allocation of stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$55	$650
General and administrative	270	396
Total stock-based compensation	$325	$1,046

The weighted-average grant date fair market value of stock options granted to employees, directors and consultants during the three months ended March 31, 2024 was $2.09 per share. The Company did not grant any stock options during the three months ended March 31, 2025 and did not grant any RSUs for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company had unrecognized stock-based compensation expense of $1.8 million and $0.1 million, related to stock options and RSUs respectively, which is expected to be recognized over a weighted-average period of 2.0 years and 2.7 years, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2025, the shares available for issuance under the ESPP automatically increased by an additional 231,366 shares to 684,646 total shares available to be issued under the ESPP. As of March 31, 2025, there was no enrollment offered to the Company's employees.

11. Income Taxes

The Company did not record federal income tax expense for the three months ended March 31, 2025 and 2024, respectively, as the Company expects to be in a cumulative taxable loss position in 2025 and 2024, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. The Company recorded a benefit (provision) for state income taxes of $0.0 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Company recorded rent expense of $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The table below summarizes the Company’s total lease costs included in its unaudited condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$510	$532
Sublease income	(144)	(134)
Total lease cost	$366	$398

The present value assumptions used in calculating the present value of the lease payments were as follows:

Three Months Ended
March 31, 2025
Weighted-average remaining lease term in years	0.8
Weighted-average discount rate	5.51%

The minimum aggregate future operating lease commitments at March 31, 2025 are as follows (in thousands):

Minimum Lease Payments
Remainder of 2025	599
2026	104
2027	—
2028	—
2029	—
Total undiscounted lease payments	$703
Less: imputed interest	(13)
Operating lease liability, current	$690

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue
Less:
Research and development - TIDAL-01	1,702	9,391
Research and development - compensation	2,001	5,010
General and administrative	4,793	4,874
Other segment expense(1)	398	907
Depreciation expense	270	509
Other income, net	2,640	(1,078)
Provision (benefit) for income taxes	2	16
Consolidated net loss	$(11,806)	$(19,629)

(1) includes research and development costs related to TIDAL-02 and other projects.

14. Net Loss per Share

Basic and diluted net loss per share attributed to common stockholders is calculated by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include restricted stock, unvested RSUs and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share.

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
Restricted stock	—	90,740
Unvested RSUs	6,750	106,470
Options to purchase common stock	2,375,279	3,229,250
Total	2,382,029	3,426,460

15. Restructuring Activities

In January 2025, the Company announced the discontinuation of all clinical studies and the pursuit of Strategic Alternatives which included additional reductions to its workforce. For the three months ended March 31, 2025, the Company incurred $1.8 million in expenses which was recorded within research and development expenses in the Statement of Operations, related to employee severance and notice period payments, benefits and related costs in connection with the restructuring. During the three months ended March 31, 2025, $1.2 million of these payments had been made and $0.7 million were accrued at March 31, 2025 and included with other current liabilities.

The following table represents the expected costs associated with this restructuring (in thousands):

Employee severance and other benefits
Restructuring expenses	1,819
Cash payments	(1,112)
Liability included in other current liabilities at March 31, 2025	$707

In October 2024, the Company announced a strategic prioritization of its pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team, to focus resources on the continued advancement of our Phase 1 program, TIDAL-01. For the year ended December 31, 2024, the Company incurred $1.8 million in expenses, with $1.5 million recorded with research and development expenses and $0.3 million recorded with general and administrative expenses in the Statement of Operations, related to employee severance and notice period payments, benefits and related costs in connection with the restructuring. This restructuring was completed in the fourth quarter of 2024.

16. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of March 31, 2025 and December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2025. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Turnstone Biologics Corp.

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

Strategic Alternatives

On January 30, 2025, following a comprehensive evaluation of our business and the status of our programs, resources, and capabilities, our Board of Directors (the "Board"), approved the discontinuation of all Company sponsored clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions (the "Strategic Alternatives"). As a result, we initiated process to explore and review strategic alternatives focused on maximizing stockholder value.

In addition, we are reducing our workforce while also implementing further cost-containment and cash conservation measures. We intend to retain all employees essential for supporting value-realization as part of our strategic review. As of March 31, 2025, we have 8 employees and may continue reducing headcount as we explore Strategic Alternatives.

We have engaged a financial advisor to assist in this process, and along with support from our other advisors, we are exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, sale of assets, licensing, or other transactions. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value. If the Strategic Alternatives process does not result in the consummation of a strategic transaction, our Board may decide to pursue a dissolution and liquidation.

October 2024 Restructuring and Transition of Certain Executive Officers

In October 2024, we announced a strategic prioritization of our pipeline, as well as a workforce reduction of approximately 60% and changes to our leadership team, (the "October Restructuring"). In connection with the October Restructuring, Saryah Azmat, our former Chief Business Officer, was promoted as our Chief Operating Officer and Corporate Secretary, Vijay Chiruvolu, Ph.D., our former Interim Chief Technology Officer completed his term of service with us as our Interim Chief Technology Officer, Venkat Ramanan, Ph.D. our former Chief Financial Officer, and Michael Burgess, MBChB, Ph.D. our former Interim Chief Medical Officer tendered their respective resignations. Following the October Restructuring, Dr. Ramanan continues to provide limited advisory services to us and Dr. Burgess continues to serve as a non-employee director on our Board.

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

On March 27, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). Our securities were transferred to the Nasdaq Capital Market at the opening of business on March 31, 2025. Our common stock will continue to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

In connection with the Approval, we were granted an additional 180-day grace period, or until September 22, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period. If we do not regain compliance during this additional grace period, its common stock would be subject to delisting by Nasdaq. As part of its transfer application, we notified Nasdaq that in order to regain compliance with the Minimum Bid Price Requirement during the additional grace period, we will implement a reverse stock split, and have filed a proxy statement soliciting a stockholder vote on such reverse stock split. If our stock becomes subject to delisting as a result of our failure to regain compliance with the Minimum Bid Price Requirement by September 22, 2025, we may appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, our common stock would remain listed on the Nasdaq Capital Market pending a written decision by the Nasdaq Hearings Panel following a hearing. In the event that the Nasdaq Hearings Panel determines not to continue our listing and our common stock is delisted from The Nasdaq Capital Market, our common stock may trade on the OTC Bulletin Board or other small trading markets, such as the pink sheets.

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

Macroeconomic and Geopolitical Trends

We continue to actively monitor the impact of various macroeconomic and geopolitical trends, such as high rates of inflation, supply chain disruptions, tariffs and trade tensions, and geopolitical instability on our business. To date, we have not experienced a material financial statement impact or business disruptions, including with our vendors or third parties, as a result of these negative macroeconomic or geopolitical trends. Our business has been, and may continue to be, impacted by the negative macroeconomic and geopolitical trends wherever we have had clinical trial sites, contract manufacturing organizations, or CMOs, facilities or other business operations.

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

In connection with the Strategic Alternatives in January 2025, we discontinued all clinical studies evaluating TIDAL-01 and all nonclinical research and manufacturing activities, except that we continue to incur expenses in connection with the maintenance of our collaboration with Moffitt, and intellectual property protections related to our product candidates and programs. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates should we resume their development, or when, if ever, material net cash inflows may commence from any such product candidates, should we resume their development, or when, if ever, material net cash flow may commence from any of our product candidates. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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
•
acceptable safety profile of the products following any regulatory approval: and
•
the risks disclosed in the section entitled "Risk Factors" of this Annual Report on 10-K.

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

Should we resume development of our product candidates, we anticipate that our general and administrative expenses would increase as we increase our headcount to support research activities and development of our product candidates. We also anticipate that we would incur increased expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC and Nasdaq, insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley Act compliance expenses, increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other administrative expenses and professional services. Additionally, should we resume development of our product candidates, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other commercialization-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our short-term investments and foreign currency remeasurement gains and losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables set forth our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change ($)
Operating expenses:
Research and development	4,357	15,790	(11,433)
General and administrative	4,807	4,901	(94)
Total operating expenses	9,164	20,691	(11,527)
Loss from operations	(9,164)	(20,691)	11,527
Other income (expense), net	(2,640)	1,078	(3,718)
Benefit (provision) for income taxes	(2)	(16)	14
Net income (loss)	$(11,806)	$(19,629)	$7,823
	-	-

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Pre-clinical research and development	$588	$1,366
Manufacturing	603	8,134
Clinical and regulatory	1,165	1,280
Personnel related	2,001	5,010
Total research and development	$4,357	$15,790

Research and development expenses were $4.4 million and $15.8 million during the three months ended March 31, 2025 and 2024, respectively, a decrease of $11.4 million, or 72.2%. The decrease was due to shutting down almost all clinical development and pursuit of Strategic Alternatives. We expect our research and development expenses to continue to significantly decline.

General and Administrative Expenses

General and administrative expenses were $4.8 million and $4.9 million during the three months ended March 31, 2025 and 2024, respectively, a decrease of $0.1 million, or 2.0%. We anticipate that general and administrative expenses will decline as a result of our decision to pursue the Strategic Alternatives.

Other Income (Expense), Net

Other income (expense), net was ($2.6) million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively, a decrease of $3.7 million, or 336.4% due to interest income, net decreasing by $0.9 million due to the decrease in cash and cash equivalents as well as a loss on the sale of laboratory equipment of $2.8 million. We anticipate that this will continue to decrease as we earn less interest income due to the continued decrease in the balance of cash and cash equivalents.

Liquidity and Capital Resources

Our headquarters are located in San Diego, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through March 31, 2025.

On February 2, 2025, we announced the Strategic Alternatives discontinuing all clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value. We have devoted, and expect to continue to devote, substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting substantial time and resources to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on terms favorable to us, if at all. We expect that this strategic review process will extend into, and possibly beyond, the second quarter of 2025. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. If the strategic review process does not result in the consummation of a strategic transaction, our Board may decide to pursue a dissolution and liquidation.

As of March 31, 2025, we had $21.9 million in cash and cash equivalents. We have concluded that the balance of cash and cash equivalents will be sufficient to fund our planned expenditures and meet our obligations for the twelve months following the financial statement issuance date without raising additional funding.

On April 26, 2024, or the Loan Closing Date, we entered into a Loan and Security Agreement, or LSA, with Banc of California, or BOC, for a revolving credit facility in an aggregate principal amount of up to $20 million with interest at the greater of the Prime Rate or 4.25%. This LSA includes a covenant requiring us to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by our Board) and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, which was not achieved, in each case, by March 31, 2025. If we fail to comply with any of the foregoing covenants, BOC may terminate the commitments to make further loans and declare all of our obligations under the LSA to be immediately due and payable. As of March 31, 2025, no amounts have been drawn nor are available to be drawn since the Company did not meet the above covenant under the LSA.

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

As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and short-term investments of $21.9 million and $28.9 million, respectively. We believe that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditures into the second quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If the Strategic Alternatives process does not result in the consummation of a strategic transaction, our Board may decide to pursue a dissolution and liquidation.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(7,091)	$(17,460)
Cash provided by investing activities	12	14,095
Cash used in financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$(7,079)	$(3,365)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $7.1 million, primarily due to our net loss of $11.8 million which was partially offset by the decrease in our net operating assets and liabilities of $1.8 million, changes in stock-based compensation of $0.3 million, loss on the disposal of property and equipment of $2.3 million and depreciation and amortization expense of $0.3 million.

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

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We can’t estimate when such payments will be due and none of these events were probable to occur as of March 31, 2025 and December 31, 2024, respectively.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 10-K filed with the SEC on March 31, 2025

Accounting Pronouncements Recently Adopted

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation and supervision of our Principal Executive Officer and our Principal Financial and Accounting Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 30, 2025, following a comprehensive evaluation of the Company’s business and the status of the Company’s programs, resources, and capabilities, the Board approved the discontinuation of all Company sponsored clinical studies evaluating TIDAL-01 for all indications, and pursuit of strategic alternatives to enhance and preserve stockholder value, which may include exploration and evaluation of strategic options like a merger, reverse merger, other business combination, sale of assets, licensing, or other strategic transactions. As a result, we initiated process to explore and review strategic alternatives focused on maximizing stockholder value.

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

We are a biotechnology company with a limited operating history. We are a biotechnology company that, until recently, was previously developing a differentiated approach to tumor infiltrating lymphocytes (TIL) therapy by selecting and expanding the most potent tumor-reactive T cells, which we refer to as Selected TILs, for potential treatment across the majority of solid tumors. In February 2025, we made the decision to discontinue all clinical studies of our program, TIDAL-01, and initiated a process to explore strategic alternatives focused on maximizing stockholder value. Since inception, we have incurred significant operating and net losses. We incurred a net loss of $11.8 million and $19.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $259.4 and $247.6 million, respectively. We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives.

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

Conducting clinical trials, pursuing regulatory approvals, establishing outsourced manufacturing relationships, and successfully manufacturing and commercializing products and product candidates is expensive. If we resume development of our product candidate or any future product candidate, we will need to raise additional capital to resume the development of TIDAL-01 and potentially in-license or acquire other product candidates.

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

As of March 31, 2025, we had 8 full-time employees. Should we resume development of our product candidates or any future product candidates, we will need to hire additional managerial, clinical, regulatory, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures, given the size and complexity and the increasing amounts of confidential and other sensitive information that our information technology systems maintain, such systems and those of third-parties with whom we work are potentially vulnerable to attack, breakdown, damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, malicious code, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our information technology system infrastructure or lead to data leakage. In particular, severe ransomware attacks are becoming increasingly prevalent and remote work increases our susceptibility to compromise. Furthermore, because the techniques used to obtain unauthorized access to, or to otherwise disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or other sensitive information, we could experience liability, reputational damage and other adverse consequences (including delays in the development and commercialization of our current product candidates or any future product candidates, should such activities resume).

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

Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days (the “Bid Price Requirement”). On September 27, 2024,we received notice (the “Notice”) from the Listing Qualifications Staff of Nasdaq that, because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). The Notice had no immediate effect on the listing of our common stock on Nasdaq. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until March 26, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock needed to meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 26, 2025.

On March 27, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market (the “Approval”). The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on March 31, 2025. The Company’s common stock continues to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of La Jolla, State of California, on the 8th day of May, 2024.

Turnstone Biologics Corp.

/s/ Wendy Worcester
Wendy Worcester
Principal Financial and Accounting Officer