Form 10-Q
period 2025-06-30
Turnstone Biologics Corp.
filed 2025-08-08
CIK 1764974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-41747

Turnstone Biologics Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-2909368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 North Virgil Avenue PMB 94659

Los Angeles, California 90029

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

The number of shares of Registrant’s common stock issued and outstanding as of August 5, 2025, was 23,140,691.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report, and in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Turnstone Biologics Corp.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,688	$28,926
Restricted cash	1,906	116
Property and equipment held for sale	313	—
Prepaid expenses	366	3,191
Operating lease right of use assets, current	265	—
Other current assets	1,571	1,987
Total current assets	21,109	34,220
Other assets, noncurrent	—	811
Operating lease right of use assets	—	933
Property and equipment, net	—	4,175
Total assets	$21,109	$40,139
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,687	$870
Accrued expenses and other current liabilities	3,247	6,244
Operating lease liability, current	411	1,085
Total current liabilities	6,345	8,199
Operating lease liability, noncurrent	—	104
Other liabilities, noncurrent	—	369
Total liabilities	6,345	8,672
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, 23,140,691 and 23,136,617 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	279,834	279,241
Accumulated other comprehensive loss	(202)	(202)
Accumulated deficit	(264,891)	(247,595)
Total stockholders’ equity	14,764	31,467
Total liabilities and stockholders’ equity	$21,109	$40,139

The accompanying notes area an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	171	17,730	4,528	33,520
General and administrative	5,388	4,327	10,195	9,228
Total operating expenses	5,559	22,057	14,723	42,748
Loss from operations	(5,559)	(22,057)	(14,723)	(42,748)
Other income (expense), net	81	755	(2,559)	1,833
Net loss before income taxes	(5,478)	(21,302)	(17,282)	(40,915)
Provision for income taxes	(12)	(2)	(14)	(18)
Net loss	$(5,490)	$(21,304)	$(17,296)	$(40,933)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities	—	10	—	(107)
Total comprehensive loss	$(5,490)	$(21,294)	$(17,296)	$(41,040)
Weighted-average number of shares of common stock outstanding, basic and diluted	23,140,510	23,037,714	23,139,461	23,024,754
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.92)	$(0.75)	$(1.78)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	23,136,617	$23	$279,241	$(202)	$(247,595)	$31,467
Vesting of restricted stock units	2,279		$—			$—
Stock-based compensation expense			$325			$325
Net loss					$(11,806)	$(11,806)
Balance at March 31, 2025	23,138,896	$23	$279,566	$(202)	$(259,401)	$19,986
Vesting of restricted stock units	1,795					$—
Stock-based compensation expense			$268			$268
Net loss					$(5,490)	$(5,490)
Balance at June 30, 2025	23,140,691	$23	$279,834	$(202)	$(264,891)	$14,764

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	23,099,335	$23	$275,521	$(119)	(176,758)	$98,667
Exercise of stock options	29,119	$—	$44			$44
Stock-based compensation expense			$1,046			$1,046
Unrealized loss on available-for-sale debt securities				$(117)		$(117)
Net loss					$(19,629)	$(19,629)
Balance at March 31, 2024	23,128,454	$23	276,611	$(236)	(196,387)	$80,011
Stock-based compensation expense			$1,019			$1,019
Unrealized gain on available-for-sale debt securities				$10		$10
Net loss					$(21,304)	$(21,304)
Balance at June 30, 2024	23,128,454	$23	$277,630	$(226)	$(217,691)	$59,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(17,296)	$(40,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	593	2,065
Loss on disposal of property and equipment	2,564	—
Depreciation and amortization	301	1,007
Accretion of premium on short term investments	—	(1,385)
Change in fair value of contingent consideration liability	(92)	108
Changes in operating assets and liabilities:
Accounts receivable - collaboration agreement	—	194
Prepaid expenses	2,825	1,233
Other current assets	1,277	464
Operating lease liabilities	(110)	(97)
Accounts payable	1,817	1,422
Accrued compensation and other accrued liabilities	(3,274)	2,445
Other non-current assets	—	92
Net cash flows used in operating activities	(11,395)	(33,385)
Investing Activities
Proceeds from maturities of short-term investments	—	40,000
Purchase of short-term investments	—	(6,740)
Proceeds from sale of property and equipment	947	25
Purchases of property and equipment	—	(249)
Net cash flows provided by investing activities	947	33,036
Financing Activities
Payments of financing costs	—	(92)
Proceeds from exercise of stock options	—	44
Net cash flows used in financing activities	—	(48)
Net decrease in cash, cash equivalents and restricted cash	(10,448)	(397)
Cash, cash equivalents and restricted cash at beginning of the period	29,042	17,914
Cash, cash equivalents and restricted cash at end of the period	$18,594	$17,517

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	2	119

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing costs included in accounts payable	—	28
Equipment sales included in other current assets	50	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Turnstone Biologics Corp.

Notes to the Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Turnstone Biologics Corp. (the “Company” or “Turnstone”) is a biotechnology company that was focused on developing new medicines to treat and cure patients with solid tumors. Until recently, Turnstone was pioneering a differentiated approach to tumor infiltrating lymphocytes (“TILs”), a clinically validated technology for treating solid tumors. The Company was developing next generation TIL therapies by selecting and expanding the most potent and tumor reactive T cells (“Selected TILs”). The Company's headquarters are located in Los Angeles, California.

Merger Agreement

On June 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with XOMA Royalty Corporation, a Nevada corporation (“XOMA”), and XRA 3 Corp., a Delaware corporation and a wholly-owned subsidiary of XOMA (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock, par value $0.001 per share common stock, by XOMA through a cash tender offer (the “Offer”) by Merger Sub, for a price per share of common stock of (A) $0.34 (the “Cash Amount”), payable subject to any applicable tax withholding and without interest, plus (B) one contingent value right (“CVR”), which shall represent the right to receive potential payments, in cash, payable subject to any applicable tax withholding and without interest (such amount being the “CVR Amount", and the Cash Amount plus the CVR Amount, collectively being the “Offer Price”); and (ii) the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger.

Pursuant to the terms of the Merger Agreement, as of immediately prior to the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of common stock, each outstanding share of common stock, will be converted into the right to receive the Offer Price. Each option to purchase shares of common stock from the Company will be cancelled and terminated for no consideration. The vesting for each restricted stock unit ("RSU") of the Company shall be accelerated and each RSU that is then outstanding will be cancelled and, in exchange therefor, the holder of such cancelled RSU will be entitled to receive in consideration of the cancellation of such RSU (A) an amount in cash without interest, less any applicable tax withholding, equal to the Cash Amount and (B) one CVR.

XOMA’s obligation to accept shares of common stock tendered in the Offer is subject to conditions, set forth in the Merger Agreement. Following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, including that the number of shares of common stock validly tendered (and not properly withdrawn) prior to the expiration of the Offer equals at least one share more than 50% of all shares of common stock issued and outstanding.

Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of XOMA without any additional Company stockholder approvals. The Merger will be effected as soon as practicable following the time of purchase by XOMA of shares of common stock validly tendered and not withdrawn by XOMA in the Offer.

At or prior to the time at which XOMA first irrevocably accepts for purchase the shares of common stock tendered in the Offer, XOMA and Merger Sub expect to enter into a CVR Agreement with a rights agent and a representative, agent and attorney-in-fact of the holders of CVRs. Each CVR holder will be entitled to the right to receive, its portion of the amount equal to (i) up to an aggregate amount for all CVR holders of $1.1 million to the extent received by the Company as a result of contingent payments relating to tax receivables and a lease security deposit, plus (ii) Net Cash Excess (as defined in the CVR Agreement), and minus (iii) Net Cash Shortfall (as defined in the CVR Agreement) (“CVR Proceeds”). In the event that any such CVR Proceeds are received after one year following the date of the closing of the Merger, holders of the CVRs will not receive any payment pursuant to the CVR Agreement.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the United States Securities and Exchange Commission (the “SEC”). The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in XOMA, any constituent corporation party to the Merger or any of their respective affiliates. No interest will accrue on any amounts payable on the CVRs to any holders.

Reduction in Force

Turnstone is reducing its workforce while also implementing further cost-containment and cash conservation measures. The Company intends to retain all employees essential for supporting value realization as part of the Merger Agreement. As of June 30, 2025, the Company has 3 employees and may continue reducing headcount as the Company completes the Merger.

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

Liquidity and Capital Resources

Going Concern

On June 26, 2025, the Company entered into the Merger Agreement. The Company has devoted, and expects to continue to devote, substantial time and resources to complete the Merger. The Company expects that the Merger will close in the third quarter of 2025. There can be no assurances that this transaction will be successfully consummated or lead to increased stockholder value, or that the Company will make any cash distributions to our stockholders. If the Merger is not consummated, the Board intends to pursue a dissolution and liquidation.

As of June 30, 2025, the Company had $16.7 million in cash and cash equivalents. The Company has concluded that the balance of cash and cash equivalents will be sufficient to fund its planned expenditures and meet its obligations for the twelve months following the date these unaudited condensed consolidated financial statements are filed with the SEC.

Sources of Liquidity

Since its inception, the Company has devoted substantially all of its efforts and financial resources to organizing and staffing the Company, business planning, raising capital, discovering product candidates and securing related intellectual property rights, and conducting research and development activities for its Selected TIL programs and product candidates. The Company does not have any products approved for sale, has not generated any revenue from product sales and has incurred overall net losses since commencement of the Company’s operations, including a net loss of $17.3 million and $40.9 million for the six months ended June 30, 2025 and 2024, respectively. The Company has financed its operations through the issuance and sale of shares of the Company’s redeemable convertible preferred stock, from collaboration revenue received pursuant to certain collaboration agreements, and most recently, with proceeds from its initial public offering ("IPO") completed on July 25, 2023 and the exercise of the underwriters option to purchase additional shares on August 15, 2023. As of June 30, 2025, the Company had an accumulated deficit of $264.9 million. The Company expects to continue to generate significant operating losses for the foreseeable future.

On April 26, 2024 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement ("LSA") with Banc of California ("BOC") for a revolving credit facility in an aggregate principal amount of up to $20 million with annual interest at the greater of the Prime Rate (as defined in the LSA) or 4.25%. This LSA includes a covenant requiring the Company to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by the Company’s Board), which was achieved in August 2024 and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, in each case, by March 31, 2025, which was not achieved. If the Company fails to comply with any of the foregoing covenants, the Lender may terminate the commitments to make further loans and declare all of the obligations of the Company under the LSA to be immediately due and payable. On May 14, 2025, the LSA terminated with no amounts having been drawn and no significant termination fees were incurred (see Note 8 - Term Loan for additional information).

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

Restricted Cash and Investments

Restricted cash consists of certificate of deposit accounts that are pledged as collateral for the Company’s San Diego facility lease as well as the escrow deposit for H. Lee Moffitt Cancer Center ("Moffitt") (see Note 6 - Agreements for additional information). Restricted cash was approximately $1.9 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options and RSUs, by estimating the fair value on the date of grant. The fair value of RSUs granted to employees is the closing price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The Company recognizes stock-based compensation expense, over the requisite service period, based on the vesting provisions of the individual grants. Generally, the Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company accounts for forfeitures when they occur.

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

3. Fair Value of Financial Assets and Liabilities

As of June 30, 2025 and December 31, 2024, the Company’s restricted cash consists of a certificate of deposit which is maintained as collateral in connection with its San Diego facility lease and the escrow deposit for the Asset Purchase Agreement entered into with Moffitt, (see Note 6 – Agreement for additional information) which are valued using Level 1 inputs. The Company’s highly liquid money market funds included within cash equivalents and restricted cash are valued using Level 1 inputs.

The Company had $0.0 million and $0.1 million in contingent consideration liabilities as of June 30, 2025 and December 31, 2024, respectively, related to the Myst Merger Agreement. The contingent consideration balances are comprised of one potential milestone payment and is measured at fair value (see Note 7—Asset Acquisition for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the likelihood of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. There were no transfers in or out of Level 3 during the periods presented.

The following tables represent a summary of the financial assets and liabilities that are measured on a recurring basis at fair value (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$14,559	$—	$—	$14,559
Restricted cash(1)	1,906	—	—	1,906
Financial liabilities:
Contingent consideration(2)	$—	$—	$—	$—
Total financial assets	$16,465	$—	$—	$16,465

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Money market funds	$22,159	$—	$—	$22,159
Restricted cash(1)	116	—	—	116
Total financial assets	$22,275	$—	$—	$22,275
Financial liabilities:
Contingent consideration(2)	$—	$—	$92	$92
Total financial liabilities	$—	$—	$92	$92

(1)
Restricted cash consists of a deposit of $0.1 million for the Company’s San Diego office lease as of June 30, 2025 and December 31, 2024 and $1.8 million for the escrow deposit related to the Asset Purchase Agreement entered into with Moffitt as of June 30, 2025.
(2)
Contingent consideration related to the Myst Merger Agreement.

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to the sole common stockholder of Myst Therapeutics, Inc. ("Myst") pursuant to the Myst Merger Agreement:

	Fair Value as of
Contingent Consideration Liability	June 30, 2025	Valuation Technique	Unobservable Input	Amount
	(in thousands)
'Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$—	Discounted cash flow	Likelihood of occurrence	0%

	Fair Value as of
Contingent Consideration Liability	December 31, 2024	Valuation Technique	Unobservable Input	Amount
	(in thousands)
'Milestone payment for first registrational study (see Note 7 - Asset Acquisition for additional information)	$92	Discounted cash flow	Likelihood of occurrence	1%
			Discount rate	25%
			Expected term (in years)	3.5

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2024	$92
Changes in the fair value of contingent consideration	(92)
Contingent consideration at June 30, 2025	$-

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$14,559	$—	$—	$14,559
Restricted cash	1,906	—	—	1,906
Total financial assets	$16,465	$—	$—	$16,465
Classified as:
Cash and cash equivalents				$14,559
Restricted cash				1,906
				$16,465

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Level 1: Money market funds	$22,159	$—	$—	$22,159
Restricted cash	116	—	—	116
Total financial assets	$22,275	$—	$—	$22,275
Classified as:
Cash and cash equivalents				$22,159
Restricted cash				116
				$22,275

4. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$1,109	$10,053
Furniture	268	690
Leasehold improvements	—	1,308
	1,377	12,051
Less accumulated depreciation and amortization	(775)	(7,876)
Total property and equipment, net	602	4,175
Reclassified to held for sale	(602)	—
Total property and equipment, net	$—	$4,175

Reclassified to held for sale	$602
Less: Sales	$(289)
Held for sale	$313	$—

Property and equipment depreciation and amortization expense for the six months ended June 30, 2025 and twelve months ended December 31, 2024 was $0.3 million and $1.0 million, respectively.

As of June 30, 2025, the Company had $0.3 million in property and equipment held for sale, and the Company's intention is to complete the sale of the remaining assets within the third quarter of 2025. During the six months ended June 30, 2025, $1.4 million of assets were reclassified on the balance sheet as property and equipment held for sale. The Company recognized a loss on disposal of property and equipment of $2.6 million for the six months ended June 30, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development expense	$22	$3,774
Professional and consulting expense	1,272	545
Taxes payable	277	837
Compensation	1,676	1,088
Total accrued expenses and other current liabilities	$3,247	$6,244

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

On June 26, 2025, the Company (i) entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among the Company and Moffitt, pursuant to which the Company will sell certain assets related to its TIDAL-01 program in consideration for the termination of the Alliance Agreement (as defined in the Purchase Agreement) (“Asset Sale”), subject to the terms and conditions of the Purchase Agreement, and (ii) entered into an Escrow Agreement (the “Escrow Agreement”), by and among the Company, Moffitt, and Citibank, N.A., as escrow agent.

Pursuant to the terms of the Purchase Agreement, Moffitt will assume certain obligations of the Company under the Myst Merger Agreement. The Company will receive a total consideration of approximately $3.0 million to offset the Company’s obligations to Moffitt under the Alliance Agreement, of which, approximately $1.8 million was placed into an escrow account as of the date of the Purchase Agreement (the "Escrow Account"), subject to the terms and conditions of the Escrow Agreement.

Moffitt’s obligation to closing the Asset Sale is subject to certain conditions set forth in the Purchase Agreement. Pursuant to the Merger Agreement, effective as of the Offer Closing Time (as defined in the Merger Agreement), Merger Sub shall assume all of the Company's obligations, duties, and covenants under the Purchase Agreement. Immediately following the consummation of the Merger, Merger Sub, as the sole stockholder of the Company shall duly execute a written consent pursuant to the requirements of the Company's governing documents and applicable law, for the adoption of the transactions, contemplate by the the Purchase Agreement. Following the consummation of the Merger, anticipated to occur in the third quarter of 2025, the Escrow Amount will be released to the Company.

It is a condition to the closing of the Merger that certain conditions to the Asset Sale shall have been satisfied or, if permitted by applicable law, waived.

If the transactions contemplated by the Merger Agreement are not consummated and the Company fails to obtain the requisite stockholder approval for the Asset Sale, the Purchase Agreement will terminate in accordance with its terms. If the foregoing should occur or if the Purchase Agreement is otherwise terminated, including as a result of the Asset Sale not being consummated by December 26, 2025, the Escrow Amount will be released to Moffitt.

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

Within 45 days of the achievement of the third milestone, the Company is obligated to pay the Myst Holders an aggregate amount equal to $20.0 million. At the Company’s election, the Company may pay this consideration in cash or in shares of its common stock. As part of shutting down the Company's the clinical trials, the Company reassessed the likelihood of achieving this milestone at 0% resulting in a carrying value of $0.0 million (See Note 3—Fair Value of Financial Assets and Liabilities).

The Company accounted for the merger with Myst pursuant to the Myst Merger Agreement as an asset acquisition as substantially all of the value received was concentrated in the acquired in-process research and development of Myst and did not have an alternate future use. The Company recognized a $19.4 million charge to research and development expense at the time of the completion of the asset acquisition during the year ended December 31, 2020. The Company determined that the milestone payments are separate units of account and accounted for the initial milestone as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and the second and third milestones as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In connection with the initial public offering, the Company reassessed its initial accounting of the milestone payments and concluded that they should be viewed as one unit of account because the milestone payments are not legally detachable from each other. The milestone payments, as one unit of account, would be classified as a liability in accordance with ASC 480 and measured at fair value, with changes in the fair value recorded in earnings. Regardless of whether the milestone payments are viewed as one unit of account or three units of account, because they are all subject to fair value measurement, the financial reporting effect of the contingent consideration arrangement as one unit of account or three units of account is substantially the same. As a liability under ASC 480, the contingent consideration will continue to be recorded at fair value until settled. The Company did not record a significant expense to the fair value of the contingent consideration for the six months ended June 30, 2025 and 2024, respectively.

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

On May 14, 2025, the LSA was terminated with no amounts having been drawn and no significant termination fees were incurred.

The Company incurred $0.1 million of debt issuance costs which were recorded as part of other current assets but were written off as part of the termination of the LSA.

9. Stockholders’ Equity

Common Stock

The Company's Amended and Restated Certificate of Incorporation which provides that the authorized common stock of the Company is 490,000,000 shares of common stock with a par value of $0.001 per share.

Shares of common stock reserved for future issuance consisted of the following:

	June 30,	December 31,
	2025	2024
Common stock options outstanding	1,856,251	2,650,751
Unvested RSUs	1,135	37,673
Shares available for issuance under the ESPP	684,646	453,280
Shares available for issuance under the Plans	5,636,638	3,656,918
	8,178,670	6,798,622

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

A summary of the stock option activity under the Plans is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding — December 31, 2023	3,374,282	$7.66	7.1	$352
Options granted	129,165	$2.73
Options exercised	(29,119)	$1.51
Options canceled/forfeited	(175,770)	$6.97
Outstanding — June 30, 2024	3,298,558	$7.56	6.5	$354
Exercisable — June 30, 2024	1,955,510	$8.40	4.9	$341
Vested and expected to vest — June 30, 2024	3,298,558	$7.56	6.5	$354

Outstanding — December 31, 2024	2,650,751	$7.33	4.9	$—
Options granted	—
Options exercised	—
Options canceled/forfeited	(794,500)	$7.47
Outstanding — June 30, 2025	1,856,251	$7.27	4.0	$—
Exercisable — June 30, 2025	1,608,990	$7.69	3.4	$—
Vested and expected to vest — June 30, 2025	1,856,251	$7.27	4.0	$—

The fair value of each stock option granted to employees and directors was estimated on the date of grant using the Black-Scholes option-pricing model, with the following range of assumptions:

Six Months Ended June 30,
2024
Risk-free interest rate	4.30% - 4.72%
Expected term (in years)	5.88-6.03
Dividend yield	0.0%
Volatility	94.0%-94.67%
Exercise price of stock options granted	$2.68 - $2.88

The RSU activity under the 2023 Plan is summarized as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding, non-vested as of December 31, 2023	102,945	$2.71
Granted	16,384	$2.75
Cancelled/Forfeited	(10,430)	$2.71
Vested/Released	—	$—
Outstanding, non-vested as of June 30, 2024	108,899	$2.72

Outstanding, non-vested as of December 31, 2024	37,673	$2.73
Granted	—	$—
Cancelled/Forfeited	(32,464)	$2.73
Vested/Released	(4,074)	$2.70
Outstanding, non-vested as of June 30, 2025	1,135	$2.71

The allocation of stock-based compensation expense for all stock awards, including options, restricted stock and RSUs, included in the Company’s statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$20	$644	$75	$1,294
General and administrative	$248	$375	518	771
Total stock-based compensation	$268	$1,019	$593	$2,065

The weighted-average grant date fair market value of stock options granted to employees, directors and consultants during the six months ended June 30, 2024 was $2.14 per share. The Company did not grant any stock options during the six months ended June 30, 2025 and did not grant any RSUs for the six months ended June 30, 2025.

As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $1.5 million and less than $0.1 million, related to stock options and RSUs respectively, which is expected to be recognized over a weighted-average period of 1.7 years and 2.4 years, respectively.

2023 Employee Stock Purchase Plan

In July 2023, the Company adopted the Employee Stock Purchase Plan (the “ESPP”), which became effective with the IPO on July 25, 2023. The ESPP was adopted by the Company’s board of directors and stockholders in June 2023. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 222,287 shares of common stock. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year for a period of up to ten years, commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 666,680 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2025, the shares available for issuance under the ESPP automatically increased by an additional 231,366 shares to 684,646 total shares available to be issued under the ESPP. As of June 30, 2025, there was no enrollment offered to the Company's employees.

11. Income Taxes

The Company did not record federal income tax expense for the six months ended June 30, 2025 and 2024, respectively, as the Company expects to be in a cumulative taxable loss position in 2025 and 2024, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. The Company recorded a provision for state income taxes of less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

12. Leases

Operating Leases

The Company leased laboratory and office space for its former corporate headquarters located in San Diego, California and office space in New York, New York. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the original lease term and not the remaining lease term. The Company determines if an arrangement is a lease by considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company’s lease terms may include options to extend or terminate a lease. If the lease includes non-lease components (i.e., common area maintenance) that are paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred.

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

In June 2021, the Company entered into a lease agreement for approximately 19,474 square feet of office and laboratory space in San Diego, California. The initial term of the lease is 38 months with one renewal option for a period of three years and commenced in March 2022. The lease requires the Company to share in prorated expenses and property taxes based upon actual amounts incurred. The lease contains escalating rent clauses which require higher rent payments in future years. This lease expired in May 2025.

The Company recorded rent expense of $0.5 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. The table below summarizes the Company’s total lease costs included in its unaudited condensed consolidated financial statements, as well as other required quantitative disclosures (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$243	$532	$753	$1,064
Sublease income	(146)	(134)	(290)	(268)
Total lease cost	$97	$398	$463	$796

The present value assumptions used in calculating the present value of the lease payments were as follows:

Six Months Ended
June 30, 2025
Weighted-average remaining lease term in years	0.7
Weighted-average discount rate	5.77%

The minimum aggregate future operating lease commitments at June 30, 2025 are as follows (in thousands):

Minimum Lease Payments
Remainder of 2025	$313
2026	104
2027	—
2028	—
2029	—
Total undiscounted lease payments	$417
Less: imputed interest	(6)
Total operating lease liability	411
Less: current portion of operating lease liability	(411)
Operating lease liability, noncurrent	$—

13. Segments

The Company operates and manages its business as one operating segment. The Company's CODM, is the chief executive officer, Dr. Sammy Farah. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Research and development - TIDAL-01	48	(12,054)	(1,654)	(21,445)
Research and development - compensation	(406)	(4,388)	(2,407)	(9,398)
General and administrative	(5,388)	(4,308)	(10,181)	(9,182)
Other segment expense(1)	218	(809)	(180)	(1,716)
Depreciation expense	(31)	(498)	(301)	(1,007)
Other income, net	81	755	(2,559)	1,833
Provision for income taxes	(12)	(2)	(14)	(18)
Consolidated net loss	$(5,490)	$(21,304)	$(17,296)	$(40,933)

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

The following outstanding potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Six Months Ended June 30,
	2025	2024
Restricted stock	—	90,740
Unvested RSUs	1,135	108,899
Options to purchase common stock	1,856,251	3,298,558
Total	1,857,386	3,498,197

15. Restructuring Activities

In January 2025, the Company announced the discontinuation of all clinical studies and the pursuit of strategic alternatives which included additional reductions to its workforce. For the six months ended June 30, 2025, the Company incurred $2.1 million and $1.6 million in expenses which was recorded within research and development and general and administrative expenses, respectively in the Statement of Operations, related to employee severance and notice period payments, benefits and related costs in connection with the restructuring. During the six months ended June 30, 2025, $2.1 million of these payments had been made and $1.7 million were accrued at June 30, 2025 and included with other current liabilities.

The following table represents the expected costs associated with this restructuring (in thousands):

Employee severance and other benefits
Restructuring expenses	3,737
Cash payments	(2,061)
Liability included in other current liabilities at June 30, 2025	$1,676

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

16. Legal Proceedings

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of June 30, 2025 and December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2025. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Turnstone Biologics Corp.

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

Merger Agreement

On June 26, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with XOMA Royalty Corporation, a Nevada corporation, or XOMA, and XRA 3 Corp., a Delaware corporation and a wholly-owned subsidiary of XOMA, or the Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock, par value $0.001 per share common stock, by XOMA through a cash tender offer, or the Offer, by Merger Sub, for a price per share of common stock of (A) $0.34, or the Cash Amount, payable subject to any applicable tax withholding and without interest, plus (B) one contingent value right, or CVR, which shall represent the right to receive potential payments, in cash, payable subject to any applicable tax withholding and without interest (such amount being the “CVR Amount", and the Cash Amount plus the CVR Amount, collectively being the “Offer Price”); and (ii) the merger of Merger Sub with and into us, or the Merger, with us surviving the Merger.

Pursuant to the terms of the Merger Agreement, as of immediately prior to the effective time of the Merger, or the Effective Time, by virtue of the Merger and without any action on the part of the holders of common stock, each outstanding share of common stock will be converted into the right to receive the Offer Price. Each option to purchase shares of common stock will be cancelled and terminated for no consideration. The vesting for each restricted stock unit, or RSU, shall be accelerated and each RSU that is then outstanding will be cancelled and, in exchange therefor, the holder of such cancelled RSU will be entitled to receive in consideration of the cancellation of such RSU (A) an amount in cash without interest, less any applicable tax withholding, equal to the Cash Amount and (B) one CVR.

At or prior to the time at which XOMA first irrevocably accepts for purchase the shares of common stock tendered in the Offer, XOMA and Merger Sub expect to enter into a CVR Agreement with a rights agent and a representative, agent and attorney-in-fact of the holders of CVRs. Each CVR holder will be entitled to the right to receive, its portion of the amount equal to (i) up to an aggregate amount for all CVR holders of $1.1 million to the extent received by us as a result of contingent payments relating to tax receivables and a lease security deposit, plus (ii) Net Cash Excess (as defined in the CVR Agreement), and minus (iii) Net Cash Shortfall (as defined in the CVR Agreement), or the CVR Proceeds. In the event that any such CVR Proceeds are received after one year following the date of the closing of the Merger, holders of the CVRs will not receive any payment pursuant to the CVR Agreement.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in XOMA, any constituent corporation party to the Merger or any of their respective affiliates. No interest will accrue on any amounts payable on the CVRs to any holders.

If the Merger is consummated, our common stock will be delisted and will no longer be quoted on Nasdaq, our obligation to file periodic reports under the Securities Exchange Act of 1934, as amended, will be suspended and we will be privately held.

Reduction in Force and No Standalone Business Plan

We are reducing our workforce while also implementing cost-containment and cash conservation measures. We intend to retain all employees essential for supporting value-realization as part of our pursuit of the Merger. As of the date hereof, we have 2 employees.

After a thorough assessment of our assets, liabilities and financial condition, particularly considering our market capitalization and our workforce reductions executed in October 2024 through July 2025, our Board has concluded that we do not have a standalone business plan and our only plan in the absence of a sale or merger is to pursue a dissolution and liquidation.

Nasdaq Compliance

On September 27, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market, or the Minimum Bid Requirement. Our failure to comply with the Minimum Bid Requirement was based on our common stock per share price being below the $1.00 threshold for a period of 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, to regain compliance with the Minimum Bid Requirement.

On March 27, 2025, we received approval from the Listing Qualifications Department of Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market, or the Approval. Our securities were transferred to the Nasdaq Capital Market at the opening of business on March 31, 2025. Our common stock will continue to trade under the symbol “TSBX.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, but with less stringent listing requirements, although listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

On June 26, 2025, we (i) entered into an Asset Purchase Agreement, or the Purchase Agreement, by and among us and Moffitt, pursuant to which we will sell certain assets related to its TIDAL-01 program in consideration for the termination of the Alliance Agreement (as defined in the Purchase Agreement), or the Asset Sale, subject to the terms and conditions of the Purchase Agreement, and (ii) entered into an Escrow Agreement, or the Escrow Agreement, by and among us, Moffitt, and Citibank, N.A., as escrow agent.

Pursuant to the terms of the Purchase Agreement, Moffitt will assume certain obligations of ours under the Myst Merger Agreement. We will receive a total consideration of approximately $3.0 million to offset our obligations to Moffitt under the Alliance Agreement, of which, approximately $1.8 million was placed into an escrow account as of the date of the Purchase Agreement (the "Escrow Account"), subject to the terms and conditions of the Escrow Agreement.

Moffitt’s obligation to closing the Asset Sale is subject to certain conditions set forth in the Purchase Agreement. Pursuant to the Merger Agreement, effective as of the Offer Closing Time (as defined in the Merger Agreement), Merger Sub shall assume all of our obligations, duties, and covenants under the Purchase Agreement. Immediately following the consummation of the Merger, Merger Sub, as the sole stockholder of ours shall duly execute a written consent pursuant to the requirements of the our governing documents and applicable law, for the adoption of the transactions, contemplate by the the Purchase Agreement. Following the consummation of the Merger, anticipated to occur in the third quarter of 2025, the Escrow Amount will be released to the us.

It is a condition to the closing of the Merger that certain conditions to the Asset Sale shall have been satisfied or, if permitted by applicable law, waived.

If the transactions contemplated by the Merger Agreement are not consummated and we fail to obtain the requisite stockholder approval for the Asset Sale, the Purchase Agreement will terminate in accordance with its terms. If the foregoing should occur or if the Purchase Agreement is otherwise terminated, including as a result of the Asset Sale not being consummated by December 26, 2025, the Escrow Amount will be released to Moffitt.

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

In connection with the execution of the Merger Agreement, we discontinued all clinical studies evaluating TIDAL-01 and all nonclinical research and manufacturing activities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	Change ($)
Operating expenses:
Research and development	171	17,730	17,559
General and administrative	5,388	4,327	(1,061)
Total operating expenses	5,559	22,057	16,498
Loss from operations	(5,559)	(22,057)	16,498
Other income, net	81	755	(674)
Provision for income taxes	(12)	(2)	(10)
Net loss	$(5,490)	$(21,304)	$15,814

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2025	2024
Pre-clinical research and development	$(121)	$2,130
Manufacturing	(193)	9,195
Clinical and regulatory	79	2,017
Personnel related	406	4,388
Total research and development	$171	$17,730

Research and development expenses were $0.1 million and $17.7 million during the three months ended June 30, 2025 and 2024, respectively, a decrease of $17.6 million, or 99.4%. The decrease was due to shutting down all clinical development and pursuit of a strategic transaction.

General and Administrative Expenses

General and administrative expenses were $5.4 million and $4.3 million during the three months ended June 30, 2025 and 2024, respectively, an increase of $1.1 million, or 25.6% due to the costs to the execution of our Merger Agreement and employee restructuring.

Other Income, Net

Other income, net was $0.1 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, a decrease of $0.7 million, or 89.3% due to the decrease in interest earned on cash and cash equivalents as well as a loss on the sale of laboratory equipment of $0.2 million.

.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change ($)
Operating expenses:
Research and development	4,528	33,520	28,992
General and administrative	10,195	9,228	(967)
Total operating expenses	14,723	42,748	28,025
Loss from operations	(14,723)	(42,748)	28,025
Other income (expense), net	(2,559)	1,833	(4,392)
Provision for income taxes	(14)	(18)	4
Net loss	$(17,296)	$(40,933)	$23,637

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2025	2024
Pre-clinical research and development	$467	$3,496
Manufacturing	410	17,329
Clinical and regulatory	1,244	3,297
Personnel related	2,407	9,398
Total research and development	$4,528	$33,520

Research and development expenses were $4.5 million and $33.5 million during the six months ended June 30, 2025 and 2024, respectively, a decrease of $29.0 million, or 86.6%. The decrease was due to shutting down clinical development and pursuit of a strategic transaction.

General and Administrative Expenses

General and administrative expenses were $10.2 million and $9.2 million during the six months ended June 30, 2025 and 2024, respectively, an increase of $1.0 million, or 10.9% due to expenses related to the pursuit of a strategic transaction.

Other Income (Expense), Net

Other income (expense), net was ($2.6) million and $1.8 million during the six months ended June 30, 2025 and 2024, respectively, a decrease of $4.4 million, or 244.4% due to the decrease in cash and cash equivalents as well as a loss on the sale of laboratory equipment. We anticipate that this will continue to decrease as we earn less interest income due to the continued decrease in the balance of cash and cash equivalents.

Liquidity and Capital Resources

Our headquarters are located in Los Angeles, California and we operate as one segment. Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our Selected TIL programs and product candidates. We do not have any products approved for sale, we have not generated any revenue from product sales, and we have incurred overall net losses since our inception through June 30, 2025.

On June 26, 2025 we entered into the Merger Agreement. We have devoted, and expect to continue to devote, substantial time and resources to complete the Merger. We expect that the Merger will close in the third quarter of 2025. There can be no assurance that the Merger will be consummated or lead to increase stockholder value, or that we will make any cash distributions to our stockholders. If the Merger is not consummated, our Board intends to pursue a dissolution and liquidation.

On April 26, 2024, or the Loan Closing Date, we entered into a Loan and Security Agreement, or LSA, with Banc of California, or BOC, for a revolving credit facility in an aggregate principal amount of up to $20 million with interest at the greater of the Prime

Rate or 4.25%. This LSA includes a covenant requiring us to (i) receive positive interim Phase 1 data for TIDAL-01 (as determined by our Board) and (ii) receive at least $40.0 million in new funding from the sale of equity, partnerships, and/or business development payments, which was not achieved, in each case, by March 31, 2025. If we fail to comply with any of the foregoing covenants, BOC may terminate the commitments to make further loans and declare all of our obligations under the LSA to be immediately due and payable. On May 14, 2025, the LSA was terminated with no amounts having been drawn and no significant termination fees incurred.

Funding Requirements

Because of the numerous risks and uncertainties associated with the status of our company and the Merger, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•
the amount of time it takes to consummate our Merger Agreement and whether it is completed;
•
the amount and cost of legal and professional services required to consummate our Merger, including fees related to the engagement of a advisors; and
•
our need to continue to operate as a public company.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $16.7 million and $28.9 million, respectively. We believe that our existing cash and cash equivalents will enable us to fund our planned operating expenses and capital expenditures through our anticipated closing of the Merger in the third quarter of 2025. If the Merger is not consummated, our Board intends to pursue a dissolution and liquidation.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(11,395)	$(33,385)
Cash provided by investing activities	947	33,036
Cash used in financing activities	—	(48)
Net decrease in cash and cash equivalents	$(10,448)	$(397)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 was $11.4 million, primarily due to our net loss of $17.3 million which was partially offset by the decrease in our net operating assets and liabilities of $2.5 million, changes in stock-based compensation of $0.6 million, loss on the disposal of property and equipment of $2.6 million and depreciation and amortization expense of $0.3 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2025 was $1.0 million, resulting from the sale of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2024 was $33.0 million, due primarily to $40.0 million in maturities of short-term investments offset by the purchases of $6.7 million of short-term investments and $0.3 million in purchases of property and equipment.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination at the request of either party with less than one year notice, and therefore we believe that our non-cancellable obligations under these agreements are not material. We additionally have contractual obligations for our operating lease related to our office space. These obligations are further described in Note 12 to our unaudited condensed consolidated financial statements. We are also party to certain collaboration and license agreements, which contain a number of contractual obligations. Those contractual obligations may entitle us to receive, or may obligate us to make, certain payments. The amount and timing of those payments are unknown or uncertain as the Company is unable to estimate the timing or likelihood of the events that will obligate those payments.

We have milestones, royalties, and/or other payments due to third parties under our existing license and collaboration agreements. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We can’t estimate when such payments will be due and none of these events were probable to occur as of June 30, 2025 and December 31, 2024, respectively.

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

There have been no material changes to our critical accounting policies from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 10-K filed with the SEC on March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation and supervision of our Principal Executive Officer and our Principal Financial and Accounting Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could adversely affect our business, results of operations and financial condition. In any such event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may impair our business, results of operations and financial condition. Except for the additional risk factors set forth below, there have been no material changes to the risk factors disclosed in Item1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025,and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May9, 2025.

Risks Related to the Offer and the Merger

The Offer and the Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On June 26, 2025, we entered into the Merger Agreement with XOMA and Merger Sub, pursuant to which, and upon the terms and subject to the conditions of, Merger Sub commenced a cash tender offer to purchase our common stock. After the completion of the Offer, the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, Merger Sub will be merged with and into Turnstone, with Turnstone continuing as the surviving corporation and as a wholly owned subsidiary of XOMA, and pursuant to the Merger, each share of common stock that is not validly tendered and irrevocably accepted for purchase pursuant to the Offer, except as provided in the Merger Agreement, will be converted in the Merger into the right to receive an amount equal to the Merger Consideration (as defined in the Merger Agreement). Merger Sub’s obligation to accept shares of common stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of common stock validly tendered (and not properly withdrawn) prior to the expiration of the Offer equals at least one share more than 50% of all shares of common stock then issued and outstanding as of the expiration of the Offer; (ii) the absence of any legal restraint preventing or prohibiting the consummation of the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement; (iii) accuracy of the representations and warranties made by the Company in the Merger Agreement, subject to specified materiality qualifications; (iv) compliance by the Company with its covenants under the Merger Agreement in all material respects; and (v) the Closing Net Cash (as defined in the Merger Agreement) shall be no less than the amount specific in the Merger Agreement. The obligations of XOMA and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and the Merger have already been incurred or may be payable even if the Offer and the Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and the Merger.

Our share price may also fluctuate significantly based on announcements by XOMA, other third parties, or us regarding the Offer and the Merger or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Offer and the Merger. Such announcements may lead to perceptions in the market that the Offer and the Merger may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that prevents or prohibits the Offer or the Merger, could cause us not to satisfy the closing condition relating to the absence of Legal Restraints (as defined in the Merger Agreement) (the Legal Restraint Condition) and thus the Offer and the Merger would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold thus causing us to fail to satisfy the Closing Net Cash Condition.

If we do not consummate the Offer and the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and the Merger will be consummated. Further, if we do not consummate the Offer and Merger, we will be required to seek stockholder approval to consummate the transactions contemplated by the Purchase Agreement and if such approval is not obtained in a timely manner, the $1.8 million held in escrow would be released entirely to Moffit and such amount would not be available to our stockholders in a dissolution. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

If the Offer and the Merger are completed, the holders of our common stock and RSUs will be entitled to receive one CVR per share of common stock, share of common stock underlying a RSU representing the right to receive, subject to the terms and conditions of the CVR Agreement. Each CVR will represent a contractual right to receive contingent cash payments equal to (i) up to an aggregate amount for all CVR holders of $1,110,000 to the extent received by the Company as a result of contingent payments relating to tax receivables and a lease security deposit, plus (ii) Net Cash Excess (as defined in the CVR Agreement), and minus (iii) Net Cash Shortfall (as defined in the CVR Agreement) (“CVR Proceeds”). In the event that any such CVR Proceeds are received after one year following the date of the closing of the Merger, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the receipt of CVR Proceeds between the Closing Date (as defined in the CVR Agreement) and the Expiration Date (as defined in the CVR Agreement). If no CVR Proceeds are received during this time period, then and no payments will be made under the CVRs, and the CVRs will expire valueless.

Stockholder litigation could prevent or delay the consummation of the Offer and the Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the Offer and the Merger. Any such litigation may adversely affect our ability to complete the Offer and the Merger and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and the Merger is the Legal Restraint Condition. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and the Merger, then such injunctive or other relief may prevent the consummation of the Offer or the Merger within the expected time frames or at all.

If the Merger is not consummated, our Board intends to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our Board intends to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated December 11, 2020, between Turnstone Biologics Corp., Flatiron Merger Sub I, Inc., Flatiron Merger Sub II, LLC, Myst Therapeutics, Inc. and Timothy Langer.	S-1/A	333-272600	2.1	July 17, 2023
2.2	Agreement and Plan of Merger, dated June 26, 2025, by and among XOMA Corporation, XRA 3 Corp. and Turnstone Biologics Corp.	8-K/A	001-41747	2.1	July 1, 2025
2.3	Asset Purchase Agreement, dated June 26, 2025, by and among Turnstone Biologics Corp. and Lee Moffitt Cancer Center and Research Institute, Inc	8-K	001-41747	2.2	June 27, 2025

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-41747	3.1	July 25, 2023

3.2	Amended and Restated Bylaws of the Company.	8-K	001-41747	3.2	July 25, 2023
10.1	Escrow Agreement, dated June 26, 2025, by and among Turnstone Biologics Corp., H. Lee Moffitt Cancer Center and Research Institute, Inc. and Citibank, N.A.	8-K	001-41747	10.1	June 27, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California, on the 8th day of August 2025.

Turnstone Biologics Corp.

/s/ Wendy Worcester
Wendy Worcester
Principal Financial and Accounting Officer